Form 10-K
period 2009-12-31
Keyser Resources, Inc.
filed 2010-04-15
CIK 1464865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

KEYSER RESOURCES, INC.

(Name of small business issuer in its charter)

Nevada	333-159561	N/A
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

61 Sherwood Circle NW, Calgary Alberta T3R 1R3
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (403) 455-7185
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2009 was $138,250 using 2,765,000 shares at $0.05 per share.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 31, 2010 there were 5,764,996 shares of common stock of the issuer issued and outstanding.

PART I
Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics Internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We are a start-up exploration stage company without significant operations and we are in the business of gold and copper exploration. Keyser Resources Incorporated was incorporated in the State of Nevada on November 26, 2007.  On the date of our incorporation, we appointed Maurice Bidaux as our Director.  Mr. Bidaux was then appointed President, Principal Financial Officer, Principal Accounting Officer and Secretary of our company.  Our principal office is located at 61 Sherwood Circle NW, Calgary Alberta T3R 1R3. Our telephone number is (403) 455-7185.

OUR BUSINESS

On June 11, 2008 we signed an option agreement with Bearclaw Capital Corporation (“Bearclaw”) to acquire 90% interest in the Rey Lake Property, which is located in the Nicola Mining Division of British Columbia, 45 kilometers north-west of Merrit, British Columbia, Canada.  There is no assurance that a commercially viable deposit exists on this mineral claim. Exploration will be required before a final evaluation as to the economic and legal feasibility of the mineral claim is determined.

The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) cash (of which CDN $5,000 (approximately US$ 5,200) has been paid) to Bearclaw by September 30, 2010.  The agreement with Bearclaw was amended on September 28, 2009 to extend a requirement for an interim exploration milestone from September 30, 2009 to July 31, 2010.  The option agreement required that Bearclaw transfer title to us within 30 days of signing the agreement.  On our request, Bearclaw transferred title to our President, Mr. Maurice Bidaux, who has executed a trust agreement and has agreed to hold the claim in trust for us (since British Columbia laws prevent a Nevada corporation from holding title directly). If we do not make the exploration expenditures, we will forfeit our right to exercise the option.

BUSINESS DEVELOPMENT

Our President, Mr. Bidaux, has had an interest in British Columbia mineral exploration for over 12 years having invested in B.C. and other Western Canada publicly listed mineral exploration companies over that period.  Mr. Bidaux decided to start a mineral exploration company on November 26, 2007 after years of experience in investing in publicly listed mineral exploration companies and observing that the commodity prices for gold, zinc, copper and other minerals appeared to be at a sustained attractive level.

Mr. Bidaux believed he had located claims of merit in the Omineca Mining District using the Province of British Columbia’s on-line staking system and staked 4 claims on our behalf in April 2008.  These claims proved to be not viable after consulting a geologist at Discovery Consultants Inc.  Mr. Bidaux then approached Discovery Consultants Inc., about attractive unencumbered properties that Discovery might be able to identify for us to acquire and develop.

On June 11, 2008 we signed an option agreement with Bearclaw Capital Corporation (“Bearclaw”) to acquire 90% interest in the Rey Lake Property, which is located in the Nicola Mining Division of British Columbia, 45 kilometers north-west of Merrit, British Columbia, Canada.  There is no assurance that a commercially viable deposit exists on this mineral claim. Exploration will be required before a final evaluation as to the economic and legal feasibility of the mineral claim is determined.

The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) cash (of which CDN $5,000 (approximately US$ 5,200) has been paid) to Bearclaw by September 30, 2010.  The agreement with Bearclaw was amended on September 28, 2009 to extend a requirement for an interim exploration milestone from September 30, 2009 to July 31, 2010.  The option agreement required that Bearclaw transfer title to us within 30 days of signing the agreement.  On our request, Bearclaw transferred title to our President, Mr. Maurice Bidaux, who has executed a trust agreement and has agreed to hold the claim in trust for us (since British Columbia laws prevent a Nevada corporation from holding title directly). If we do not make the exploration expenditures, we will forfeit our right to exercise the option.

The tenure number of the Rey Lake mineral claim is 510210.  Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Because of this regulation, our President is holding the mineral claim in trust for us until we can determine whether there is a commercially viable copper/gold/molybdenum deposit on our claim.  If we determine that there is a commercially viable gold and/or copper deposit on our claim we will incorporate a British Columbia subsidiary to hold title to the claim and our President will transfer the mineral claim to the subsidiary.  The transfer will be at no cost to us other than the costs associated with the incorporation of the British Columbia subsidiary.

In November 2008, we engaged a professional geoscientist named Agnes Koffyberg, who is familiar with the Nicola Mining District area to develop a report about the Rey Lake property that we optioned from Bearclaw.  Agnes Koffyberg was introduced to us through Bill Gilmour, P. Eng. of Discovery Consultants.  Discovery Consultants was contracted to assess the properties staked in the Nicola Mining District.  The report entitled “Report on the Rey Lake Property” dated November 28, 2008 describes the mineral claim, the regional geology, the mineral potential of the claim and recommendations how we should explore the claim.

PLAN OF OPERATION

The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) cash (of which CDN $5,000 (approximately US$ 5,200) has been paid) to Bearclaw by September 30, 2010.  The agreement with Bearclaw was amended on September 28, 2009 to extend a requirement for an interim exploration milestone from September 30, 2009 to July 31, 2010.  The option agreement required that Bearclaw transfer title to us within 30 days of signing the agreement.  On our request, Bearclaw transferred title to our President, Mr. Maurice Bidaux, who has executed a trust agreement and has agreed to hold the claim in trust for us (since British Columbia laws prevent a Nevada corporation from holding title directly). If we do not make the exploration expenditures, we will forfeit our right to exercise the option.

Our consulting geologist Agnes Koffyberg has written the Rey Lake Geologist Report providing us with recommendations of how we should explore our claim. The potential economic significance of the mineral claim is that according to the Rey Lake Geologist Report, the known mineralization has been classified as a porphyry-copper-molybdenum type deposit and contains zones of skarn alteration within the meta-sedimentary layers.  Further, according to the Rey Lake Geologist Report, our property has the potential to host a deposit containing copper-molybdenum and gold mineralization.

Regionally, the Property is situated in a geologically prospective area that has proven historic copper-molybdenum mineralization.  On the property, copper-molybdenum mineralization has been shown to occur for a distance of about 325m from DDH 75-24 (81m of 0.21% Cu, 0.023% Mo) to 72-6 (“skarn zone”) to DDH72-1 and 2 (“breccia zone), in a north-northwest to south-southeast direction.  It remains open to the north and south.  Best host rocks for copper-molybdenum appear to be the “breccia zone” and the “skarn zone”, although copper and molybdenum  mineralization have also been encountered within altered and fractured andesites and within the quartz monzonite stock.

Due to thick sequences of overburden, (Overburden refers to the loose soil, silt, sand, gravel or other unconsolidated material overlying bedrock.  Overburden is removed during surface mining, but is typically not contaminated with toxic components and may be used to restore a mining site to a semblance of its appearance before mining began.) the effectiveness of geological mapping and rock sampling are limited.  Therefore, as recommended by our geologist, MMI soil sampling, (Mobile Metal Ion measurement), as done by a company called Southern Rio in 2005 will be utilized as it is more effective than conventional B-horizon soil sampling due to our properties areas of thick overburden.

It is the geologist’s conclusion in the Rey Lake Geologist's Report  that the Rey Lake Property is a property of merit and it is recommended that further exploration be carried out on the Property.  A program to identify  extensions of altered mineralized rock is recommended with initial work consisting of an extensive gridded MMI soil survey with the aim of determining further drill targets.  Depending on the results, targets could be follow-up by a diamond drill program.  If this work is successful in encountering copper-molybdenum-gold mineralization, more drilling and investment will be required to properly evaluate the Property.

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold/copper/molybdenum deposits. Until we can validate otherwise, the claim is without known reserves and we are planning a two phase program to explore our claim. Access to the claim is limited to the period of April 1 to October 31 of each year due to snow in the area. This means that our exploration activities are limited to a period of about seven months per year. We will explore our claim between April 1, 2010 and October 31, 2010.  Our goal is to complete our Phase One of exploration within this period. Prior to carrying out a drill program on the Property, Keyser will carry out the recommended MMI soil survey to test for copper-molybdenum-gold mineralization below areas of thick overburden as described above.

Before the soil survey is performed, permission from private landowners is required.  As mentioned in the Rey Lake Geologist Report, a land title search shows much of the property is on private land.  Also, the present access road to the property also passes through several private land lots.  Land owners must be given a ten day advance notice when access to the property is required.  Discovery Consultants of Vernon B.C. prepared letters of notice of work to the landowners and sent them out in August, 2009 . Work can commence any time after 8 days after  the landowners receive  the notice.  No reply or follow-up is necessary unless  a landowner expresses a concern. To date, no concerns have been expressed by any landowner.

To make best use of our funds, our Phase One Exploration program targets, as recommended by our geologist, testing in locations with a higher probability of success based on favorable geology and as a logical follow-up to areas of previous work performed on the site.  If the high priority targets recommended do not result in economically viable results, we can move on to another area without the unnecessary expenditures to continue exploration of areas considered to be lower priority targets (lower probability of success) by our geologist or consider letting the option on the Rey Lake property expire.

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Rey Lake mineral property.  We anticipate that we have enough funds to complete our Phase One exploration program.  We do not have enough funds to complete Phase Two of our program. Our President, Mr. Bidaux is not obligated to provide personally any necessary funding for the listed programs. Mr. Bidaux, however, will use his best efforts to arrange for the financing of the shortfall  We intend to raise the funds for our near-term 12-month cash requirements from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

The following is a brief summary of our two-phase exploration program.

Phase Number	Planned Exploration Activities	Timetable

Phase One	A MMI soil survey to test for copper-molybdenum-gold mineralization below areas of thick overburden.	April 2010 – June, 2010

Phase Two	- Extension of the IP geophysical survey started in 2005; extending the lines north and south.	June 2010 – October 2010
- A magnometer survey, which can be done in conjunction with the IP survey, may be useful in identifying magnetic rich skarn.

- Depending on the results from above, diamond drilling to follow up soil and geophysical anomalies identified above.  Large diameter (NQ) should be drilled in the area to verify grades, especially in the vicinity of 72-1 and 73-7 in the “breccia zone” and near 72-6 in the “skarn zone.”.

Quality Assurance and Quality Control Protocols that have been established for the geochemical soil survey program include the following:

●	During soil sample collection and handling, no jewelry (watches, rings, bracelets, and chains) will be worn, as this can be a major source of contamination
●	Chain of Custody – soil samples will be collected and shipped by a bonded carrier directly to the lab
●	Use of SGS Analytical Services (“SGS”), which operates qualified laboratories around the world, all having ISO 9001 and ISO 17025 certification
●
At the lab, analysis of soil samples by SGS includes Laboratory Standards, which monitor accuracy of the instrumentation. In addition, “blank” samples inserted into the sample batch monitor contamination in the analytical process. Laboratory duplicates are added to monitor the precision of the instrumentation.

If the results from Phase One and Phase Two are successful in encountering gold mineralization, more drilling and investment will be required to properly evaluate the Rey Lake Property.  If our exploration activities indicate that there are no commercially viable gold deposits on the Rey Lake Property we will let the option agreement lapse and stake a new claim to explore in British Columbia. We will continue to stake claims or enter in to option agreements in British Columbia as long as we can afford to do so.

Contingent on the results of Phase One, a Phase Two program would be recommended:

●	Extension of the IP geophysical survey started in 2005; extending the lines north and south.
●	A magnometer survey, which can be done in conjunction with the IP survey, may be useful in identifying magnetite rich skarn.
●
Depending on the results from the above, diamond drilling to follow up soil and geophysical anomalies identified above.  Large diameter (NQ) should be drilled in the area to verify grades, especially in the vicinity of 72-1 and 73-7 in the “breccia zone” and near 72-6 in the “skarn zone”.

We anticipate that we need an additional financing of approximately $75,000 for the next 6 months beginning in January 2010 to pay for our current liabilities (approximately $40,000) incurred in connection with legal, other expenses for the registration of these shares and management expenses, to pay for other operating expenses (approximately $10,000 and to complete the Phase One Exploration Program (approximately $21,450).

If we continue to our Phase Two Exploration Program, we will have to raise an additional $200,000 for the next 12 months beginning in June 2010 to pay for our current liabilities (approximately $40,000) incurred in connection with legal and other expenses for the registration of these shares and management expenses, to pay for other operating expenses (approximately $25,000), to complete the Phase One Exploration Program (approximately $21,450), $120,000 in exploration expenditures and a CDN  $7,500 payment (approximately US$7,800)  to Bearclaw to satisfy our agreement with Bearclaw.

The agreement with Bearclaw, as amended on September 28, 2009, allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) cash (of which CDN $5,000 (approximately US$5,200) has been paid) to Bearclaw by September 30, 2010.  The remaining exploration expenditures must be made for us to acquire the 90% interest in the Rey Lake Property:

a) a further exploration expenditure of CDN $25,000 (approximately US$ 26,000) by July 31, 2010 and,

b) a further exploration expenditure of CDN $120,000 (approximately US$ 125,000) by September 30, 2010.

We will need additional funding from the sale of our common stock or sale of part of our interest in the Rey Lake mineral property. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and further exploration programs.  Our President will use his best efforts to arrange for the financing of any shortfall additional equity financing.  There is, however, no written agreement in place. There is a risk that we may not obtain additional financing. This risk is one of many  risk factors, described in detail under the section of Risk Factors, which may adversely affect our ability to begin and sustain profitable operations.

Our planned exploration expenditures and operation expenses for the Phase One Exploration program are summarized as follows:

Field Personnel
Field Technicians: 10 days@ $400/day	$4,000
Geologist: 1 day	600
Crew mobilization costs, hotels, meals: 10 days @ $240 day	2,400
Truck Rental: 10 days@$100/day	1,000
Fuel: Truck	1,500
MMI Soil sample analysis: 250 samples @ $40/sample	10,000
Sub-total	$19,500
Contingency 10%	1,950
Total	$21,450

As described in “Development of the Business – Business Development”, our original business plan was to explore our claim in the Omineca Mining District in northern British Columbia.  As we were about to begin an exploration program, we determined that the property was not worthy of an exploration program and abandoned the Omineca property in favor of the Rey Lake property.

We had planned to explore Rey Lake in 2009.  As 2009 unfolded, however, we experienced time delays and postponed Phase One exploration until 2010.  Upon further discussions with our geologist, we have revised our Phase One Exploration program which conserves costs and cuts down the exploration time.  As a result, we can pay for the Phase One Exploration program with the funds in hand and, if the results are successful begin Phase Two of our exploration plan.

As recommended by the geologist, our Phase One Exploration program targets testing in locations with a higher probability of success based on favorable geology and as a logical follow-up to areas of previous work performed on the site.  If the high priority targets recommended do not result in economically viable results, we can move on to another area without the unnecessary expenditures to continue exploration of areas considered to be lower priority targets (lower probability of success) by our geologist or consider letting the option on the Rey Lake property expire.

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.  We have not incurred any research or development expenditures since our inception on November 26, 2007.

COMPETITION

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very small exploration company and a small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

EMPLOYEES

As of December 31, 2010 , we do not have any full time or part time employees. Our sole director and officer works as part time consultant in the areas of business development and management, contributing approximately 20% of his time to us. We currently engage independent contractors in the areas of accounting, geologist services, legal, and auditing services. We intend to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our Rey Lake mineral property.

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane. All of these materials are readily available in the City of Merrit, (45 kilometers south of the Rey Lake property) British Columbia, Canada from a variety of suppliers.

Dependence on Major Customers

We currently have no customers.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during the drilling phase of exploration.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Our first two proposed phases of exploration, which will consist of mapping, resampling, relocation, geological soil survey and a geophysical survey, will not require any reclamation and environmental mediation work because there will not be significant physical disturbance to the land. Subsequent drilling will require some remediation work. We will need to raise additional funds to finance any drilling programs, including remediation costs.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production programs if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

●	Water discharge will have to meet water standards;
●	Dust generation will have to be minimal or otherwise re-mediated;
●	Dumping of material on the surface will have to be re-contoured and re-vegetated;
●	An assessment of all material to be left on the surface will need to be environmentally benign;
●	Ground water will have to be monitored for any potential contaminants;
●	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
●	There will have to be an impact report of the work on the local fauna and flora.

The Canadian Environmental Assessment Act (CEAA), which came into force in January 1995, governs environmental assessment at the federal level. The Canadian Environmental Assessment Agency is in charge of administering the environmental assessment process. The CEAA requires an environmental assessment where a federal authority supports a private or public sector project in one or more of four ways:

●	by being the proponent of the project,
●	by providing money for the project,
●	by providing land for the project, or
●	by issuing some form of regulatory approval for the project.

In Canada, mineral title belongs to the provincial Crown. Mining is generally regulated by the provinces. Provincial mining legislation, policies, and codes of practice, usually have specific requirements for the control of mining wastes. Provinces also use different procedures to regulate mining activity. We will be required to comply with all regulations defined in the Mineral Tenure Act for the Province of British Columbia. In British Columbia, the proponent must submit a permit application for all mechanized surface exploration. The application includes information about the mineral title, the operator, the program of work, and the proposed reclamation plan. For minimal surface disturbance in a non-sensitive area, a letter permit is issued by a district inspector of the Ministry of Energy, Mines and Petroleum Resources. If a mechanized work program is contemplated, the district inspector follows a consultation procedure with other government agencies, following which a permit will be issued. For exploration in highly sensitive areas, further referrals will be made by the Ministry to, for example, the inter-agency management committee, other government agencies, and/or public stakeholder groups.

We are also subject to safety policies of the Canadian Workers Compensation Board that regulates the protection of the health and safety of workers.

In addition to the foregoing, in the future, our Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on mining production and exploration, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations. However, while it is difficult to know exactly how much these costs will be until we have a better indication of the size and tenor of any production operation, we would expect that they could be high in the production operation.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the initial phases of exploration.

We currently have no funds to comply with environmental laws concerning our exploration program.

ITEM 1A. RISK FACTORS

An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially viable gold, copper or mineral deposits will be found and our business will fail.

Exploration for gold, copper and minerals is a speculative venture involving substantial risk. Rey Lake mineral property may not contain commercially viable deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable deposits. Problems such as unusual and unexpected rock formations and other conditions commonly occur in exploration which often results in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive and, even if gold is discovered, a ready market will exist for the sale of any gold found. Numerous factors beyond our control may affect the marketability of gold. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in this offering.

Because of the inherent dangers involved in gold exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for gold involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in this offering.

Because access to our mineral claim is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Surface exploration and drilling access, according to the Rey Lake Geologist Report (as defined under "Experts") was, to our Rey Lake mineral property is most favorable between April 1 and October 31 of each year due to snow in the area at other times of the year. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. This could cause our business venture to fail and the loss of your entire investment in this offering unless we can meet deadlines.

As we undertake exploration of our mineral claim, we will be subject to government regulations that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. There is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If we do not find a joint venture partner for the continued development of our mineral claim, we may not be able to advance exploration work, which could cause our business to fail.

If the results of our Phase Two exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our Rey Lake Property. We would face competition in finding a joint venture partner, from other junior mineral resource exploration companies who have properties that the joint venture partner may deem to be more attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the Rey Lake claim to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, our operations may fail and you may lose your entire investment in this offering.

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first phase of our exploration program on the Rey Lake mineral property. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have not made arrangements to secure any additional financing.

If we do not obtain clear title to the mineral claim, our business may fail.

Under British Columbia law, title to a British Columbia mineral claim can only be held by individuals or British Columbia corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in British Columbia. Our mineral claim is being held in trust for us by our President, a Canadian resident. If we confirm economically viable deposits of gold on our mineral claim we will incorporate a British Columbia subsidiary to hold title to the mineral claim and our President will transfer the claim to the subsidiary. Until we can confirm viable gold deposits, our President is holding the claim in trust for us by means of a trust agreement. However, there could be situations such as the death of our President that could prevent us from obtaining clear title to the mineral claim. If we are unable to obtain clear title to the mineral claim our business will likely fail and you will lose your entire investment in this offering.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claim.

The Rey Lake mineral property has an expiry date of September 30, 2010 and in order to maintain the tenure in good standing it will be necessary for us to either perform and record valid exploration work with value of approximately $150,000 for the 100 hectares of the claim) through September 30, 2010 or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claim.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not yet begun the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood of whether we will be able to operate our business successfully. We were incorporated on November 26, 2007 and to date have been involved primarily in organizational activities, obtaining financing and staking our mineral claim. We have not earned any revenues and as of December 31, 2009 , we have never achieved profitability. We expect to incur operating losses for the foreseeable future.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in this offering.

Because our management has no experience in the mineral exploration business we may make business decisions that are not advantageous to us, and this could cause our business to fail.

Our President has no previous experience operating an exploration or a mining company and because of this lack of experience he may make mistakes. Our management lacks the technical training and experience with exploring for, starting, or operating a mine. With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry.

Because our sole director and officer owns the majority of our common stock, he has the ability to override the interests of the other stockholders, which could prevent us from becoming profitable.

Our President, Maurice Bidaux, owns 52.0% of our outstanding common stock and serves as our sole director and officer. Because Mr. Bidaux owns more than 50% of our issued common stock, he will be able to elect all of our directors and control our operations. He may have an interest in pursuing acquisitions, divestitures and other transactions that involve risks. For example, he could cause us to make acquisitions that increase our indebtedness or to sell revenue generating assets. He may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. If he fails to act in our best interests or fails to perform adequately to manage us, you may have difficulty in removing him as director, which could prevent us from becoming profitable.

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) our lack of operating revenues as at December 31, 2010 ; and (iii) our dependence on the sale of equity securities and receipt of capital from outside sources to continue in operation. We anticipate that we will incur increased expenses without realizing enough revenues. We therefore expect to incur significant losses in the foreseeable future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations. If this happens, you could lose all or part of your investment.

RISKS RELATED TO OUR COMMON STOCK

There is no liquidity and no established public market for our common stock and it may prove impossible to sell your shares.

There is presently no public market in our shares. We intend to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities.  Such sponsorship, however, may not be approved and our stock may not be quoted on the OTC Bulletin Board for sale. Even if our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market, and it may prove impossible to sell your shares.

If the selling shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The selling shareholders are offering 2,765,000 shares of our common stock through this prospectus. They must sell these shares at a fixed price of $0.05 until such time as they are quoted on the OTC Bulletin Board or other quotation system or stock exchange. Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall. The number of shares being registered by this prospectus represent approximately 48% of the common shares currently outstanding.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

A penny stock is generally a stock that is not listed on a national securities exchange or NASDAQ, is listed in the "pink sheets" or on the OTC Bulletin Board, has a price per share of less than $5.00, and is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in Common Stock and other equity securities, including determination of the purchaser's investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our Common Stock becomes subject to the penny stock trading rules:

●	such rules may materially limit or restrict the ability to resell our Common Stock, and
●	the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities. If this happens, you may never be able to publicly sell your shares.

As our sole director and officer and our assets are located in Canada, investors may be limited in their ability to enforce US civil actions against our director or our assets. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our director.

Our assets are located in Canada and our director is a resident of Canada. Consequently, it may be difficult for United States investors to affect service of process within the United States on our director.  A judgment of a US court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the US court in which the judgment was obtained did not have jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our future assets or our director predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in us.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of the stock’s price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices are located at 61 Sherwood Circle NW, Calgary Alberta T3R 1R3 which are provided by Mr. Bidaux at no expense.  We also have a mineral claim located in the Omineca Mining Division, British Columbia, Canada, and an optioned property known as the Rey Lake Property.

Rey Lake Property

The Rey Lake Property is located in the Nicola Mining Division of British Columbia, 45 kilometres north-west of Merritt, BC.  Access to the Rey Lake Property is by paved and well-maintained dirt roads from Highway 97C. The Property consists of one MTO claim, covering 474.37 hectares. Keyser Resources Inc. has the right to earn a 90% interest in the Rey Lake Property by completing specified cash payments and work commitments, as stipulated in a June 11, 2008 agreement with Bearclaw.

Location and Means of Access

The Property is located 45 km north of Merritt, BC. Access from Merritt is west via Highway 8 for 8 km, then north on Highway 97C for 25 km to the Rey Lake turnoff near Mamit Lake, then proceeding east along the Rey Lake road for 8 km to the Property. Several cattle guards have been placed along this road. There are many old roads and skidder trails that allow access to all parts of the Property. A 4-wheel drive vehicle is recommended to gain access to the lesser-maintained dirt roads and trails.

Merritt is the nearest major supply centre (population 8,000) and the nearest railhead. The city of Kamloops (population 100,000), 45 km to the northeast is also a major supply centre for the mining industry. The Property lies 5 km west of the Coquihalla Highway between Merritt and Kamloops. A BC Hydro electrical transmission line cuts across the north part of the Property.

The general location of the claim is shown on Map 1 below.

Physiographically, the Property lies within the southern Thompson Plateau.  Topography in this region consists of gentle rolling uplands. The Property, with elevations from 1,350 to 1,450 metres, consists of open forested terrain and boggy wet lands on the southeast end of Rey Lake. The area west of the Property was logged in the mid 2000s. Outcrop exposure is scarce since much of the terrain is covered by glacial drift. Road cuts and trenches provide the best rock exposures.

Locally, the Property lies within a valley of low relief, centered on Rey Lake at an elevation of 1,342 m. The highest elevation within the Property is in the northeast corner at 1,448 m. Drainage is into Rey Lake, which drains northwest into Mamit Lake, which then flows south along the Guichon Creek valley into the Nicola River near Merritt. This river in turn flows northwest to join the Thompson River at the town of Spences Bridge.

The modified continental climate consists of warm, dry summers and cool winters. Precipitation is light and varies from 30 to 50 cm per year, most of which falls during the winter months. Surface exploration work on the Property is most favorable between April and October.

Rey Lake mineral property description

Three styles of copper mineralization are recognized on the Property, all of which are likely related to the Upper Cretaceous quartz monzonite stock.  These are:

• Disseminated in the quartz monzonite stock
• Veinlets in the stock and country rocks
• In a breccia zone as veinlets and disseminations in breccia fragments

Pyrite is the dominant sulphide with lesser chalcopyrite and some molybdenite.  Chalcopyrite occurs within quartz vein stockwork and breccia and to a lesser extent within epidote-garnet skarn. Quartz, calcite, potassium feldspar and zeolite are also present. Alteration type includes silicification, skarn and albitic-epidote±magnetite alteration. Drill core indicates contact metamorphism of the albite-epidote-hornfels facies.  The volcanic rocks have been hornfelsed and chloritic alteration is wide spread with the formation of biotite. Clay-sericite alteration is associated with some of the quartz monzonite dykes.

The gold content within drill core is unknown since gold assays were either not done or not recorded for assessment during the 1970s, 1986 and 1993 drilling programs.

There is no assurance that a commercially viable gold deposit exists on the claim. Exploration will be required before an evaluation as to the economic feasibility of the claim is determined.  Until we can validate otherwise, the Rey Lake Property is without known reserves and we are planning a two phase exploration program.  Phase One will consist of mapping, resampling, relocation, geological soil survey and a geophysical survey.  Phase Two will consist of extending the IP geophysical survey started in 2005 and a magnometer survey, which can be done in conjunction  with the IP survey, may be useful in identifying magnetic rich skarn.

We have not commenced any exploration or other work on the claim.

Conditions to Retain Title to Rey Lake mineral property

The agreement with Bearclaw, as amended on September 28, 2009, allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) cash (of which CDN $5,000 (approximately US$5,200) has been paid) to Bearclaw by September 30, 2010.  The remaining exploration expenditures must be made for us to acquire the 90% interest in the Rey Lake Property:

a) a further exploration expenditure of CDN $25,000 (approximately US$ 26,000) by July 31, 2010 and,
b) a further exploration expenditure of CDN $120,000 (approximately US$ 125,000) by September 30, 2010 .

History of the Rey Lake mineral property area

Exploration has been carried out intermittently on the Rey Lake Property since the early 1970s. From 1972-1973, American Smelting and Mining Company completed an extensive program of geological mapping, geophysical surveying, road building, and trenching. The company also completed 86 percussion holes totaling 5,668 m and 17 diamond drill holes, for a total of 2684 m.

In 1998, Discovery staked the REY 1 to 8 claims on behalf of the Phoenix II Syndicate. A limited geochemical program of rock and soil sampling was completed the following year. In 2004 the Property was sold to Bearclaw, which then optioned it to Southern Rio Resources Ltd. in May 2005. They completed a geochemical program of geological mapping, soil and rock sampling. This was done in conjunction with an IP geophysical survey. Southern Rio Resources Ltd. terminated their option in 2006. On June 11, 2008, on our request, Bearclaw transferred title to our President, Mr. Maurice Bidaux, who has executed a trust agreement and has agreed to hold the claim in trust for us (since British Columbia laws prevent a Nevada corporation from holding title directly).

It is the geologist’s conclusion in the Rey Lake Geologist Report that the Rey Lake Property is a property of merit and it is recommended that further exploration be carried out on the Property. A program to identify extensions of altered mineralized rock is recommended with initial work consisting of an extensive gridded MMI soil survey with the aim of determining further drill targets. The budget for this recommended work is $21,450. Depending on the results, targets could be follow-up by a diamond drill program. If this work is successful in encountering copper-molybdenum ± gold mineralization, more drilling and investment will be required to properly evaluate the Property.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve Keyser Resources Incorporated or any of our properties.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not traded on any exchange. We plan to eventually seek listing on the OTC Bulletin Board, once our prospectus has been declared effective by the SEC. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities and there can be no assurance that a regular trading market for our common stock will ever be developed.

A market maker sponsoring a company's securities is required to obtain a listing of the securities on any of the public trading markets, including the OTC Bulletin Board. We have not yet engaged any market makers to submit an application on our behalf for quotation on the OTC Bulletin Board. There is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2009 we have 36 holders of record of our common stock.

DIVIDENDS.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.
our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

To date, in addition to an issuance to Mr. Maurice Bidaux of 3,000,000 shares of common stock at $0.001 per share for cash proceeds of $3,000, we have raised $81,025 through two private placements completed in April 2008 and December 2008.  The following table summarizes the date of offering, the price per share paid, the number of shares sold and the amount raised for these private placements. All of these issuances were made to non-US investors pursuant to exemptions contained in Regulation S of the Securities Act of 1933.

Closing Date of Offering	Price Per Share Paid	Number of Shares Sold	Amount Raised
April 28, 2008	$0.015	1,635,000	$24,525
December 24, 2008	$0.05	1,130,000	$56,500

Mr. Bidaux owns 52.0% of our issued and outstanding common stock as at December 31, 2009 . Since Mr. Bidaux owns a majority of our outstanding shares and he is the sole director and officer of our company he has the ability to elect directors and control the future course of our company. Investors may find the corporate decisions made by Mr. Bidaux are inconsistent with the interests of other stockholders. There are many other factors, described in detail under the section of Risk Factors, which may adversely affect our ability to begin and sustain profitable operations.

Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have had no operations from our inception on November 26, 2007, through to June 11, 2008.  On June 11, 2008 we signed an option agreement with Bearclaw Capital Corporation (“Bearclaw”) to acquire 90% interest in the Rey Lake Property, which is located in the Nicola Mining Division of British Columbia, 45 kilometers north-west of Merrit, British Columbia, Canada.  The agreement with Bearclaw, as amended on September 28, 2009, allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) cash (of which CDN $5,000 (approximately US$ 5,200) has been paid) to Bearclaw by September 30, 2010.  The remaining exploration expenditures must be made for us to acquire the 90% interest in the Rey Lake Property:

a) a further exploration expenditure of CDN $25,000 (approximately US$ 26,000) by July 31, 2010 and,
b) a further exploration expenditure of CDN $120,000 (approximately US$ 125,000) by September 30, 2010.

We have not generated any revenue since our inception.  For the years ended December 31, 2008 and December 31, 2009, we had the following expenses:

	For the year ended December 31, 2008	For the year ended December 31, 2009	Accumulated from November 26, 2007 to December 31, 2009

General and administrative	$1,856	$71,271	$72,264
Exploration	12,127	9,283	22,273
Management fees	-	12,480	12,480
	13,983	93,034	107,017

During the year ended December 31, 2008, we incurred $12,127 in exploration costs and $1,856 for general and administrative expenses.

For the year ended December 31, 2009, we incurred $71,271 in general and administrative expenses, primarily for the registration of our shares, $9,283 in exploration costs and $12, 480 in management fees.  Our general and administrative fees were primarily for legal costs and accounting and auditing fees.

On February 11, 2009, we entered into an agreement with a law firm to pay $25,000 in upfront legal fees relating to the preparation and filing of a Form S-1 Registration Statement, and we are obligated to pay an additional $25,000 in legal fees once the Registration Statement has been declared effective by the Securities and Exchange Commission.   During the three month period ended December 31, 2009, the President of Company provided management services valued at $12,480.  As of December 31, 2009, this amount is included in due to related party. This amount is unsecured and non-interest bearing.

Liquidity and Capital resources

The following is a summary of our balance sheet as of December 31, 2008 and December 31, 2009:

	December 31, 2008 ($)	December 31, 2009 ($)

Cash	73,513	6,099
Current Liabilities	3,471-	29,435
Working Capital	70,042	(22,992)

Stockholders’ Equity	70,042	(22,992)

As of December 31, 2009, we had a negative working capital balance as a result of payables to our attorneys and our President.

We anticipate that we need an additional financing of approximately $75,000 for the next 6 months beginning in January 2010 to pay for our current liabilities (approximately $40,000) incurred in connection with legal and other expenses for the registration of these shares and management expenses, to pay for other operating expenses (approximately $10,000) and to complete the Phase One Exploration Program (approximately $21,450).

If we continue to our Phase Two Exploration Program, we will have to raise an additional $200,000 for the next 12 months beginning in January 2010 to pay for our current liabilities (approximately $40,000) incurred in connection with legal and other expenses for the registration of these shares and management expenses, to pay for other operating expenses (approximately $25,000), to complete the Phase One Exploration Program (approximately $21,450), $120,000 in exploration expenditures and a $7,500 payment to Bearclaw to satisfy our agreement with Bearclaw.

The agreement with Bearclaw, as amended on September 28, 2009, allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) cash (of which CDN $5,000 (approximately US$5,200) has been paid) to Bearclaw by September 30, 2010.  The remaining exploration expenditures must be made for us to acquire the 90% interest in the Rey Lake Property:

a) a further exploration expenditure of CDN $25,000 (approximately US$ 26,000) by July 31, 2010 and,
b) a further exploration expenditure of CDN $120,000 (approximately US$ 125,000) by September 30, 2010.

We intend to raise the funds for our near-term 12-month cash requirements from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Rey Lake mineral property and our business will fail.

Private Placements

To date, in addition to an issuance to Mr. Maurice Bidaux of 3,000,000 shares of common stock at $0.001 per share for cash proceeds of $3,000, we have raised $81,025 through two private placements completed in April 2008 and December 2008.  The following table summarizes the date of offering, the price per share paid, the number of shares sold and the amount raised for these private placements. All of these issuances were made to non-US investors pursuant to exemptions contained in Regulation S of the Securities Act of 1933.

Closing Date of Offering	Price Per Share Paid	Number of Shares Sold	Amount Raised
April 28, 2008	$0.015	1,635,000	$24,525
December 24, 2008	$0.05	1,130,000	$56,500

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $800 to prepare our quarterly financial statements and approximately $800 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,200 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $10,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Mineral Property Costs

We have been in the exploration stage since our inception on November 26, 2007 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral

Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When we have been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Keyser Resources Inc.
(An Exploration Stage Company)
December 31, 2009

Index
Report of Independent Registered Public Accounting Firm	F–2

Balance Sheets as of December 31, 2009 and 2008	F–3

Statements of Operations for the Years Ended December 31, 2009 and 2008	F–4

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F–5

Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2009 and 2008	F–6

Notes to the Financial Statements	F–7

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Keyser Resources, Inc
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Keyser Resources, Inc. (An Exploration Stage Company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and since inception on November 26, 2007 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keyser Resources, Inc. (An Exploration Stage Company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and since inception on November 26, 2007 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had a loss from operations of $93,034, an accumulated deficit of $107,017, a working capital deficit of $22,992 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
April 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

(The Accompanying Notes are an Intergral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31, 2009	December 31, 2008
		(Restated)
ASSETS

Current Assets

Cash	6,099	73,513
Prepaid expenses	344	–

Total Assets	6,443	73,513

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	928	3,471
Accrued liabilities	28,507	–

Total Liabilities	29,435	3,471

Contingencies and Commitments (Note 1 and 5)

Stockholders’ Equity (Deficit)

Common stock, 75,000,000 shares authorized, $0.001 par value; 5,764,996 shares issued and outstanding	5,765	5,765

Additional paid-in capital	78,260	78,260

Deficit accumulated during the exploration stage	(107,017)	(13,983)

Total Stockholders’ Equity (Deficit)	(22,992)	70,042

Total Liabilities and Stockholders’ Equity (Deficit)	6,443	73,513

(The Accompanying Notes are an Intergral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2009
		(Restated)

Revenue	–	–	–

Expenses

General and administrative	71,271	1,856	72,264
Exploration costs	9,283	12,127	22,273
Management fees	12,480	–	12,480

Total Expenses	93,034	13,983	107,017

Provision for Income Tax	–	–	–

Net Loss for the Period	(93,034)	(13,983)	(107,017)

Net Loss Per Share – Basic and Diluted	(0.02)	–

Weighted Average Common Shares Outstanding	5,765,000	4,187,000

(The Accompanying Notes are an Intergral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2009
		(Restated)

Operating Activities

Net loss for the year	(93,034)	(13,983)	(107,017)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	(344)	–	(344)
Accounts payable and accrued liabilities	25,964	3,471	29,435

Net Cash Used In Operating Activities	(67,414)	(10,512)	(77,926)

Financing Activities

Proceeds from sale of common stock	–	84,025	84,025

Net Cash Provided By Financing Activities	–	84,025	84,025

(Decrease) Increase in Cash	(67,414)	73,513	6,099

Cash - Beginning of Period	73,513	–	–

Cash - End of Period	6,099	73,513	6,099

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Intergral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from November 26, 2007 (Date of Inception) to December 31, 2009
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Par Value	Capital	Stage	Total

Balance – November 26, 2007 (Date of Inception)	–	–	–	–	–

Net loss for the period	–	–	–	–	–

Balance – December 31, 2007	–	–	–	–	–

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	3,000,000	3,000	–	–	3,000

at $0.015 per share on April 28, 2008	1,634,996	1,635	22,890	–	24,525

at $0.05 per share on December 24, 2008	1,130,000	1,130	55,370	–	56,500

Net loss for the year – (Restated)	–	–	–	(13,983)	(13,983)

Balance – December 31, 2008 – (Restated)	5,764,996	5,765	78,260	(13,983)	70,042

Net loss for the year	–	–	–	(93,034)	(93,034)

Balance – December 31, 2009	5,764,996	5,765	78,260	(107,017)	(22,992)

(The Accompanying Notes are an Intergral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Keyser Resources Inc. (the “Company”) was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has acquired a mineral property located in the province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2009, the Company has accumulated losses of $107,017 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 19, 2010, the Company filed a Registration Statement on Form S-1/A with the United States Securities and Exchange Commission (“SEC”) to register 2,765,000 shares of common stock for resale by existing stockholders of the Company at $0.001 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. On February 3, 2010, the Registration Statement was declared effective by the SEC. The Company will not receive any proceeds from the resale of shares of common stock by the shareholders.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in US dollars)

2.       Summary of Significant Accounting Policies (continued)

e)	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 26, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and bankable feasibility, the costs incurred to develop such property are capitalized.

h)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Asset Retirement Obligations

The Company follows the provisions of ASC 440 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2009 and 2008, the Company has not recognized any asset retirement obligations.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

l)	Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Property

On June 11, 2008, the Company entered into an agreement with Bearclaw Capital Corp. (“Bearclaw”) to acquire a 90% interest in certain mineral claims located in British Columbia, Canada by making exploration expenditures totalling CDN$150,000 and paying CDN$12,500 by September 30, 2010 as follows:

a)      Expenditures:

i.	CDN$5,000 (paid) by December 31, 2008;

ii.	CDN$25,000 by July 31, 2010, and;

iii.	CDN$120,000 by September 30, 2010.

b)      Cash:

i.	CDN$5,000 on the signing of the agreement (paid), and;

ii.	CDN$7,500 (paid) by September 30, 2009.

Upon fulfilling the above obligations, the Company will have earned a 90% interest in the property. Bearclaw’s 10% interest is a fully carried interest through to production.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in US dollars)

4.	Related Party Transaction

During the fiscal year ended December 31, 2009, the President of the Company provided management services valued at $12,480 (2008 - $Nil).

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related party.

5.	Commitment

On February 11, 2009, the Company entered into an agreement with an attorney to pay $25,000 (paid) in legal fees relating to the preparation and filing of a Form S-1 Registration Statement, and is obligated to pay an additional $25,000 in legal fees once the Registration Statement has been declared effective by the SEC. The Registration Statement was declared effective by the SEC on February 3, 2010. The $25,000 has not been paid as of April 12, 2010.

6.	Common Stock

a)	On January 19, 2008, the Company issued 3,000,000 shares of common stock at $0.001 per share for cash proceeds of $3,000.

b)	On April 28, 2008, the Company issued 1,634,996 shares of common stock at $0.015 per share for cash proceeds of $24,525.

c)	On December 24, 2008, the Company issued 1,130,000 shares of common stock at $0.05 per share for cash proceeds of $56,500.

7.	Income Taxes

The Company has a net operating loss carry-forward of approximately $107,000 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008

		(Restated)

Income tax recovery at statutory rate	32,562	4,894

Valuation allowance change	(32,562)	(4,894)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008

		(Restated)

Net operating losses carried forward	37,456	4,894

Valuation allowance	(37,456)	(4,894)

Net deferred income tax asset	–	–

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2009
(Expressed in US dollars)

8.	Restatement

The Company has restated its previously issued 2008 financial statements for matters related to the following previously reported items: general and administrative expenses, exploration costs and unrecorded liabilities. The accompanying financial statements for 2008 have been restated to reflect the corrections. Also, accumulated deficit at January 1, 2009, was increased by $3,471 as a result of previously unrecorded liabilities in 2008.

The following is a summary of the restatements for 2008:

Increase in general and administrative expenses	$929
Increase in exploration expenses	2,542
Total increase in 2008 expenses	$3,471

The effect on the Company’s previously issued 2008 financial statements is summarized as follows:

Balance Sheet as of December 31, 2008:

	Previously Reported	Increase (Decrease)	Restated

Current Liabilities	$–	$3,471	$3,471
Total Liabilities	–	3,471	3,471
Stockholders’ Deficit:
Accumulated Deficit - December 31, 2007	–	–	–
Net Loss for 2008	(10,512)	(3,471)	(13,983)
Accumulated Deficit - December 31, 2008	(10,512)	(3,471)	(13,983)
Total Liabilities and Stockholders’ Deficit	73,513	–	73,513

Statement of Operations for the Year Ended December 31, 2008:

	Previously Reported	Increase (Decrease)	Restated

General and administrative	$927	$929	$1,856
Exploration costs	9,585	2,542	12,127
Total expenses	10,512	3,471	13,983
Provision for Income Taxes	–	–	–
Net Loss	10,512	3,471	13,983

9.	Subsequent Events

On January 19, 2010, the Company filed a Registration Statement on Form S-1/A with the United States Securities and Exchange Commission (“SEC”) to register 2,765,000 shares of common stock for resale by existing stockholders of the Company at $0.001 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. On February 3, 2010, the Registration Statement was declared effective by the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On August 18, 2009, our Board of Directors dismissed Moore & Associates Chartered ("Moore") our independent registered public accountants.  On the same date, August 18, 2009, the accounting firm of Seale and Beers, CPAs was engaged by our Board of Directors as our new independent registered public accountants.   None of the reports of Moore on the Company's  financial  statements for the year ended December 31, 2008 or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification in the registrant's audited financial statements.

During the registrant's year ended December 31, 2008 and the subsequent interim periods thereto, there were no disagreements with Moore, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On September 2, 2009, we were advised that on August 27, 2009 the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation. Therefore, the audit for this period is no longer valid and has being redone by Seale and Beers, CPAs.

We have requested that Moore furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. We have been advised by Moore that it will not comply with our request.

During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9AT. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance  with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2009:

Resources: As of December 31, 2009, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team.  We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.  We will also create an audit committee made up of our independent directors.

(b)           Changes In Internal Control Over Financial Reporting

We prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The sole Director and Officer currently serving our Company is as follows:

Name	Age	Positions Held and Tenure
Maurice Bidaux	39	President, Chief Executive Officer, Chief Financial Officer and Director

The sole Director named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Maurice Bidaux

Mr. Maurice Bidaux has acted as our sole Director and Officer since our inception on November 26, 2007.  Since January 2008, Mr. Bidaux has worked for Stirling Investor Relations in its Capital Markets Division.  His duties at Stirling Investor Relations involve marketing and financing publicly traded companies.  Prior to his tenure at Stirling Investor Relations, from January 2007 through April 2007 Mr. Bidaux worked for Exclusive Capital Corporation raising investment capital for Investicare Seniors Housing Corp.  Mr. Bidaux also worked as an Investment Advisor with Octagon Capital Corporation from March 2002 through November 2006.  From May 2007 through December 2007 and from November 2006 through December 2006, Mr. Bidaux was a self-employed investor relations consultant.  Mr. Bidaux completed his Bachelors of Commerce from the University of Alberta, and completed his CFA Level 1, passed the Canadian Securities Course, Options Licensing Course, Derivatives, Investment Management Techniques as well as the Conduct and Practices Course all with Honors.  Mr. Bidaux does not currently serve on the boards of other public companies.

Significant Employees and Consultants

We have no significant employees or consultants, other than Maurice Bidaux, our President. For our accounting requirements we use the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of our interim financial statements in accordance with accounting principles generally accepted in the United States.  The geological report for the Rey Lake mineral property was prepared by Agnes Koffyberg P. Geo., and the summary information of the geological report disclosed in this prospectus is in reliance upon the authority and capability of Agnes Koffyberg as a Professional Geoscientist.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2009, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maurice Bidaux	2009	$12,480	-	-	-	-	-	-	$12,480
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Since our inception (November 26, 2007)~~,~~ through December 31, 2009, we had not accrued or  paid Maurice Bidaux any compensation for his services as our sole officer and director other than $12,480 we accrued for services for Mr. Bidaux during July, August and September of 2009. We do not anticipate accruing additional compensation for Mr. Bidaux. We did record as an expense $500 a month as donated services from Mr. Bidaux for his services as an officer.  During the three month period ended September 30, 2009, Mr. Bidaux provided management services valued at $12,480.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception on November 26, 2007.

Employment Agreements

Currently, we do not have an employment agreement or consulting agreement with Mr. Bidaux and we do not pay any salary to him. We accrued $12,480 for services by Mr. Bidaux during July, August and September of 2009. We do not anticipate accruing additional compensation for Mr. Bidaux.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of December 31, 2009, of our common stock by our director, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of December 31, 2009, there were 5,765,000 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus..\

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior To This Offering
Maurice Bidaux President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer and Director 61 Sherwood Circle NW Calgary Alberta T3R 1R3	3,000,000	51.3%
All executive officers and directors as a group	3,000,000	51.3%

The percent of class is based on 5,765,000 of common stock issued and outstanding as of December 31, 2009.

Changes in Control

There are currently no arrangements which would result in a change in control of Keyser Resources Incorporated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since our inception (November 26, 2007)~~,~~ through December 31, 2009, we had not accrued or  paid Maurice Bidaux any compensation for his services as our sole officer and director other than $12,480 we accrued for services for Mr. Bidaux during July, August and September of 2009. We do not anticipate accruing additional compensation for Mr. Bidaux. We did record as an expense $500 a month as donated services from Mr. Bidaux for his services as an officer.  During the three month period ended September 30, 2009, Mr. Bidaux provided management services valued at $12,480.  As of September 30, 2009, this amount was included in due to related party. This amount was unsecured and non-interest bearing before being paid by the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2009 and December 31, 2008:

Fee Category		Fiscal 2009	Fiscal 2008
Audit fees	$
Tax fees
Other fees
Total fees	$

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Keyser Resources Incorporated .(1)
3.2	By-laws of Keyser Resources Incorporated (1)
10.1	Declaration of Trust (1)
10.2	Option Agreement with Bearclaw Capital Corporation (1)
23.1	Consent of Seale and Beers, CPAS*
31	Certification Pursuant to Rule 13a-14(a) and 15d- 14(a) (9) *
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9) *

*Filed herewith
(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 28, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2010.

KEYSER RESOURCES INCORPORATED

By:	/s/ Maurice Bidaux
Name: Maurice Bidaux
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement on Form S-1 has been signed by the following persons in the following capacities on April 15, 2010.

By:	/s/ Maurice Bidaux
Name: Maurice Bidaux
Title: Sole Director Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer