Form 10-Q
period 2010-03-31
Keyser Resources, Inc.
filed 2010-05-24
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

KEYSER RESOURCES, INC.

(Name of small business issuer in its charter)

Nevada	333-159561	N/A
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

61 Sherwood Circle NW, Calgary Alberta T3R 1R3
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (403) 455-7185
Securities registered pursuant to Section 12(b) of the Act: None

N/A
Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [    ]                                                                                     Accelerated filer  [    ]

Non-accelerated filer    [    ]                                                                                     Smaller reporting company   [ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of May 21, 2010 was 5,764,996.

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Financial Statements (unaudited)
	Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	1
	Statements of Operations for the three month periods ended March 31, 2010 and 2009 (Unaudited) and from November 26, 2007 (Date of Inception) to March 31, 2010 (Unaudited)	2
	Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009 (Unaudited) and from November 26, 2007 (Date of Inception) to March 31, 2010 (Unaudited)	3
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
	Item 4T. Controls and Procedures	11
Part II –	Other Information
	Item 1. Legal Proceedings	12
	Item 1A. Risk Factors	12
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
	Item 3. Defaults upon Senior Securities	12
	Item 4. (Removed and Reserved)	12
	Item 5. Other Information	12
	Item 6. Exhibits	12
Signatures		13
Exhibit Index
Rule 13a-14(a) Certification executed by Clint Parr
Rule 13a-14(a) Certification executed by Kendall Carpenter
Section 1350 Certification

Keyser Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current Assets

Cash	1,194	6,099
Prepaid expenses	–	344

Total Assets	1,194	6,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	5,199	928
Accrued liabilities	27,520	28,507

Total Liabilities	32,719	29,435

Contingencies and Commitments (Note 1 and 5)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, $0.001 par value; 5,764,996 shares issued and outstanding	5,765	5,765

Additional paid-in capital	78,260	78,260

Deficit accumulated during the exploration stage	(115,550)	(107,017)

Total Stockholders’ Deficit	(31,525)	(22,992)

Total Liabilities and Stockholders’ Deficit	1,194	6,443

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from November 26, 2007 (Date of Inception) to March 31, 2010

Revenue	–	–	–

Expenses

General and administrative	8,136		80,400
Exploration costs	397	56,990	22,670
Management fees	–	–	12,480

Total Expenses	8,533	56,990	115,550

Provision for Income Tax	–	–	–

Net Loss for the Period	(8,533)	(56,990)	(115,550)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Common Shares Outstanding	5,765,000	5,765,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from November 26, 2007 (Date of Inception) to March 31, 2010
Operating Activities

Net loss for the year	(8,533)	(56,990)	(115,550)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	344	(781)	–
Accounts payable and accrued liabilities	3,284	23,104	32,719

Net Cash Used In Operating Activities	(4,905)	(34,667)	(82,831)

Financing Activities

Proceeds from sale of common stock	–	–	84,025

Net Cash Provided By Financing Activities	–	–	84,025

(Decrease) Increase in Cash	(4,905)	(34,667)	1,194

Cash - Beginning of Period	6,099	73,513	–

Cash - End of Period	1,194	38,846	1,194

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2010, the Company has accumulated losses of $115,550 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, and for the period November 26, 2007 (inception) to March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009, and for the period November 26, 2007 (inception) to March 31, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our Form 10-K filed with the Securities and Exchange Commission.

c)	Recent Accounting Pronouncements

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

4.	Commitment

On February 11, 2009, the Company entered into an agreement with an attorney to pay $25,000 (paid) in legal fees relating to the preparation and filing of a Form S-1 Registration Statement, and is obligated to pay an additional $25,000 in legal fees once the Registration Statement has been declared effective by the SEC. The Registration Statement was declared effective by the SEC on February 3, 2010. The $25,000 has not been paid to-date.

5.	Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements and has determined that it does not have any material subsequent events to disclose.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

This Form 10-Q contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships. In addition, these forward-looking statements are subject, among other things, to our successful completion of the research and development of our technologies; successful commercialization and mass production of, among other things, the micro fuel cell, mid-range fuel cell, and haptics Internet applications; successful protection of our patents; and effective significant industry competition from various entities whose research and development, financial, sales and marketing and other capabilities far exceeds ours. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Background

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

We do not currently have any full time or part time employees. Our sole director and officer works as part time consultant in the areas of business development and management, contributing approximately 20% of his time to us. We currently engage independent contractors in the areas of accounting, geologist services, legal, and auditing services. We intend to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our Rey Lake mineral property.

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

We have not generated any revenue since our inception.  For the periods below, we had the following expenses:

	For the three months ended March 31, 2010	For the year ended December 31, 2009	Accumulated from November 26, 2007 to March 31, 2010

General and administrative	$8,136	$71,271	$80,400
Exploration	397	9,283	22,670
Management fees	-	12,480	12,480
	8.533	93,034	115,550

For the three months ended March 31, 2010, we incurred $397 in exploration costs and $8,136 for general and administrative expenses.  For the three months ended March 31, 2009, we incurred $56,990 in exploration costs.

On February 11, 2009, we entered into an agreement with a law firm to pay $25,000 in upfront legal fees relating to the preparation and filing of a Form S-1 Registration Statement, and we are obligated to pay an additional $25,000 in legal fees once the Registration Statement has been declared effective by the Securities and Exchange Commission.

Liquidity and Capital resources

The following is a summary of our balance sheet as of March 31, 2010 and December 31, 2009:

	March 31, 2010 ($)	December 31, 2009 ($)

Cash	1,194	6,099
Current Liabilities	32,719	29,435
Working Capital	(31,525)	(22,992)

Stockholders’ Equity	(31,525)	(22,992)

As of March 31, 2010 and December 31, 2009, we had a negative working capital balance as a result of commitments to professional firms.

We anticipate that we need an additional financing of approximately $65,000 for the next 6 months beginning in January 2010 to pay for our current liabilities (approximately $30,000) incurred in connection with legal and other expenses for the registration of these shares and management expenses, to pay for other operating expenses (approximately $10,000) and to complete the Phase One Exploration Program (approximately $25,000).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

N/A

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our  internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2010:

Resources: As of March 31.2010, we had no full-time employees.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve Keyser Resources Incorporated or any of our properties.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on April 15, 2010, for the period ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

31	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSER RESOURCES INCORPORATED

By:	/s/ Maurice Bidaux
Name:	Maurice Bidaux
Title:	President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer and Principal Financial Officer

Date:	May 24, 2010