Form 10-Q
period 2010-09-30
Keyser Resources, Inc.
filed 2010-11-17
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [X] No [  ]

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of  November 12, 2010 was 5,764,996.

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Financial Statements (unaudited)
	Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	1
	Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 (Unaudited) and from November 26, 2007 (Date of Inception) to September 30, 2010 (Unaudited)	2
	Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 (Unaudited) and from November 26, 2007 (Date of Inception) to September 30, 2010 (Unaudited)	3
	Notes to the Unaudited Interim Financial Statements	4
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
	Item 4T. Controls and Procedures	11
Part II –	Other Information
	Item 1. Legal Proceedings	12
	Item 1A. Risk Factors	12
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
	Item 3. Defaults upon Senior Securities	12
	Item 4. (Removed and Reserved)	12
	Item 5. Other Information	12
	Item 6. Exhibits	12
Signatures		13
Exhibit Index
Rule 13a-14(a) Certification executed by Clint Parr
Rule 13a-14(a) Certification executed by Kendall Carpenter
Section 1350 Certification

 Keyser Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	132	6,099
Prepaid expenses	–	344

Total Assets	132	6,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	7,687	928
Accrued liabilities (Note 5)	25,000	28,507
Due to related party (Note 4)	17,574	–

Total Liabilities	50,261	29,435

Contingencies and Commitments (Note 1 and 5)

Stockholders’ Deficit

Common stock, 75,000,000 shares authorized, $0.001 par value; 5,764,996 shares issued and outstanding	5,765	5,765

Additional paid-in capital	78,260	78,260

Deficit accumulated during the exploration stage	(134,154)	(107,017)

Total Stockholders’ Deficit	(50,129)	(22,992)

Total Liabilities and Stockholders’ Deficit	132	6,443

(The Accompanying Notes are an Integral Part of These Unaudited Interim Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine months Ended September 30, 2010	For the Nine months Ended September 30, 2009	Accumulated from November 26, 2007 (Date of Inception) to September 30, 2010

Revenue	–	–	–	–	–

Expenses

General and administrative	13,468	4,534	26,740	65,364	99,004
Exploration costs	–	8,791	397	13,032	22,670
Management fees	–	12.480	–	12,480	12,480

Total Expenses	13,468	25,805	27,137	90,876	134,154

Provision for Income Tax	–	–	–	–	–

Net Loss for the Period	(13,468)	(25,805)	(27,137)	(90,876)	(134,154)

Loss Per Share – Basic and Diluted	–	–	–	(0.02)

Weighted Average Common Shares Outstanding	5,765,000	5,765,000	5,765,000	5,765,000

(The Accompanying Notes are an Integral Part of These Unaudited Interim Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine months Ended September 30, 2010	For the Nine months Ended September 30, 2009	Accumulated from November 26, 2007 (Date of Inception) to September 30, 2010

Operating Activities

Net loss for the period	(27,137)	(90,876)	(134,154)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	344	–	–
Accounts payable and accrued liabilities	3,252	28,650	32,687
Due to related party	–	12,480	–

Net Cash Used In Operating Activities	(23,541)	(49,746)	(101,467)

Financing Activities

Advances from related party	17,574	–	17,574
Proceeds from sale of common stock	–	–	84,025

Net Cash Provided By Financing Activities	17,574	–	101,599

(Decrease) Increase in Cash	(5,967)	(49,746)	132

Cash - Beginning of Period	6,099	73,513	–

Cash - End of Period	132	23,767	132

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Unaudited Interim Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Unaudited Interim Financial Statements
September 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has accumulated losses of $134,154 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The unaudited financial statements as of September 30, 2010 and for the three months and nine months ended September 30, 2010 and 2009, and for the period November 26, 2007 (inception) to September 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009, and for the period November 26, 2007 (inception) to September 30, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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
September 30, 2010
(Expressed in US dollars)

2.       Summary of Significant Accounting Policies (continued)

c)	Recent Accounting Pronouncements

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended September 30, 2010.

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

Expenditures:

i.	CDN$5,000 (paid US$4,492) by December 31, 2008;

ii.	CDN$25,000 (paid US$4,722 – balance unpaid is CDN$20,000) by July 31, 2010, and;

iii.	CDN$120,000 by September 30, 2010 (not paid).

Upon fulfilling the above obligations, the Company will have earned a 90% interest in the property. Bearclaw’s 10% interest is a fully carried interest through to production. The Company is in the process of negotiating an extension to the terms of the agreement.

4.	Related Party Transaction

As at September 30, 2010, the Company owes the president of the Company $17,574 (December 31, 2009 - $Nil) for cash advances provided to the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) to Bearclaw by September 30, 2010.  The Company has paid US$12,292 to the seller in full satisfaction of the CDN$12,500 requirement. Our progress toward meeting the exploration expenditure requirement is as follows: (1) CDN$5,000 (paid US$4,492) by December 31, 2008; (2) CDN$25,000 (paid US$4,722 – balance unpaid is CDN$20,000) by July 31, 2010; and (3) CDN$120,000 by September 30, 2010 (unpaid).

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

The Company has not met the milestones that needed to be met by September 30, 2010 and is in the process of negotiating an extension to the terms of the agreement.

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

The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totalling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) to Bearclaw by September 30, 2010.  The Company has paid US$12,292 to the seller in full satisfaction of the CDN$12,500 requirement. Our progress toward meeting the exploration expenditure requirement is as follows: (1) CDN$5,000 (paid US$4,492) by December 31, 2008; (2) CDN$25,000 (paid US$4,722 – balance unpaid is CDN$20,000) by July 31, 2010; and (3) CDN$120,000 by September 30, 2010 (unpaid).

The agreement with Bearclaw was amended on September 28, 2009 to extend a requirement for an interim exploration milestone from September 30, 2009 to July 31, 2010.  The option agreement required that Bearclaw transfer title to us within 30 days of signing the agreement.  On our request, Bearclaw transferred title to our President, Mr. Maurice Bidaux, who has executed a trust agreement and has agreed to hold the claim in trust for us (since British Columbia laws prevent a Nevada corporation from holding title directly). If we do not make the exploration expenditures, we will forfeit our right to exercise the option.  The Company has not met the milestones that needed to be met by September 30, 2010 and is in the process of negotiating an extension to the terms of the agreement.

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

 PLAN OF OPERATION

The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totalling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) to Bearclaw by September 30, 2010.  The Company has paid US$12,292 to the seller in full satisfaction of the CDN$12,500 requirement. Our progress toward meeting the exploration expenditure requirement is as follows: (1) CDN$5,000 (paid US$4,492) by December 31, 2008; (2) CDN$25,000 (paid US$4,722 – balance unpaid is CDN$20,000) by July 31, 2010; and (3) CDN$120,000 by September 30, 2010 (unpaid).

The option agreement required that Bearclaw transfer title to us within 30 days of signing the agreement.  On our request, Bearclaw transferred title to our President, Mr. Maurice Bidaux, who has executed a trust agreement and has agreed to hold the claim in trust for us (since British Columbia laws prevent a Nevada corporation from holding title directly). If we do not make the exploration expenditures, we will forfeit our right to exercise the option.  The Company has not met the milestones that needed to be met by September 30, 2010 and is in the process of negotiating an extension to the terms of the agreement.

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

Before the soil survey is performed, permission from private landowners is required.  As mentioned in the Rey Lake Geologist Report, a land title search shows much of the property is on private land.  Also, the present access road to the property also passes through several private land lots.  Land owners must be given a ten day advance notice when access to the property is required.  Discovery Consultants of Vernon B.C. prepared letters of notice of work to the landowners and sent them out in August, 2009. Work can commence any time after 8 days after the landowners receive the notice.  No reply or follow-up is necessary unless a landowner expresses a concern. To date, no concerns have been expressed by any landowner.

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

Results of Operations

We have had no operations from our inception on November 26, 2007, through to June 11, 2008.  On June 11, 2008 we signed an option agreement with Bearclaw Capital Corporation (“Bearclaw”) to acquire 90% interest in the Rey Lake Property, which is located in the Nicola Mining Division of British Columbia, 45 kilometers north-west of Merrit, British Columbia, Canada.  The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totalling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) to Bearclaw by September 30, 2010.  The Company has paid US$12,292 to the seller in full satisfaction of the CDN$12,500 requirement. Our progress toward meeting the exploration expenditure requirement is as follows: (1) CDN$5,000 (paid US$4,492) by December 31, 2008; (2) CDN$25,000 (paid US$4,722 – balance unpaid is CDN$20,000) by July 31, 2010; and (3) CDN$120,000 by September 30, 2010 (unpaid).

We have not generated any revenue since our inception.  For the periods below, we had the following expenses:

	For the three months ended September 30, 2010	For the year ended December 31, 2009	Accumulated from November 26, 2007 to September 30, 2010

General and administrative	$13,468	$71,271	$99,004
Exploration	-	9,283	22,670
Management fees	-	12,480	12,480
	13,669	93,034	134,154

For the three months ended September 30, 2010, we incurred $13,468 in general and administrative expenses compared to $4,534 in general and administrative expenses for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, we incurred $397 in exploration costs and $26,740 in general and administrative expenses compared to $13,032 in exploration costs, $65,364 in general and administrative expenses and $12,480 in management fees for the nine months ended September 30, 2009.  We will not be able to continue our exploration until we raise additional capital.

On February 11, 2009, we entered into an agreement with a law firm to pay $25,000 in upfront legal fees relating to the preparation and filing of a Form S-1 Registration Statement, and we are obligated to pay an additional $25,000 in legal fees once the Registration Statement has been declared effective by the Securities and Exchange Commission.

Liquidity and Capital resources

The following is a summary of our balance sheet as of September 30, 2010 and December 31, 2009:

	September 30, 2010 ($)	December 31, 2009 ($)

Cash	132	6,099
Current Liabilities	50,261	29,435
Working Capital	(50,129)	(22,992)

Stockholders’ Equity	(50,129)	(22,992)

As of September 30, 2010 and December 31, 2009, we had a negative working capital balance as a result of commitments to professional firms.

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

The agreement with Bearclaw allows Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totalling CDN$150,000 (approximately US$156,000 using current translation rates) through September 30, 2010 and paying CDN $12,500 (approximately US$ 13,000) to Bearclaw by September 30, 2010.  The Company has paid US$12,292 to the seller in full satisfaction of the CDN$12,500 requirement. Our progress toward meeting the exploration expenditure requirement is as follows: (1) CDN$5,000 (paid US$4,492) by December 31, 2008; (2) CDN$25,000 (paid US$4,722 – balance unpaid is CDN$20,000) by July 31, 2010; and (3) CDN$120,000 by September 30, 2010 (unpaid).  The Company has not met the milestones that needed to be met by September 30, 2010 and is in the process of negotiating an extension to the terms of the agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

N/A

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2010:

Resources: As of September 30.2010, we had no full-time employees.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

KEYSER RESOURCES INCORPORATED

By:	/s/ Maurice Bidaux
Name:	Maurice Bidaux
Title:	President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer and Principal Financial Officer

Date:	November 17, 2010