Form 10-K
period 2010-12-31
Keyser Resources, Inc.
filed 2011-04-22
CIK 1464865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

KEYSER RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	333-159561	N/A
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4900 California Ave., Tower B-210 Bakersfield, CA 93309
(Address of principal executive offices)

Issuer's telephone number: (661) 377-2911
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2010 was $428,574, using 2,764,996 shares at $0.155 per share.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of April 15, 2011 there were 5,764,996 shares of common stock of the issuer issued and outstanding.

PART I
Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We are a start-up exploration stage company without significant operations. Keyser Resources Incorporated was incorporated in the State of Nevada on November 26, 2007.  Our principal office is located at 4900 California Ave., Tower B-210, Bakersfield, CA  93309.  Our telephone number is (661) 377-2911.

From the date of our incorporation to November 17, 2010, Maurice Bidaux served as the sole director and officer of the Company.   On November 17, 2010, Mr. Bidaux sold all of his shares of common stock of the Company to Alvaro Vollmers and John Rhoden. In connection therewith, Mr. Bidaux resigned as a director and officer of the Company.  Shareholders holding at least a majority of the issued and outstanding shares of common stock, $0.001 par value (the “Common Stock”), of the Company elected Alvaro Vollmers to serve as sole director of the Company.  Mr. Vollmers subsequently appointed himself President, Secretary and Treasurer of the Company.

On March 29, 2011, the Company underwent another change in management. On March 29, 2011, Mr. Vollmers sold all of his shares of Common Stock of the Company to Dan M. Ferris. Mr. Vollmers resigned as sole director and officer of the Company at the time of the sale.  Shareholders holding at least a majority of the issued and outstanding shares of the Common Stock of the Company elected Mr. Ferris to serve as the sole director. Mr. Ferris subsequently appointed himself President, Secretary and Treasurer.

OUR BUSINESS

On June 11, 2008 the Company signed an option agreement (the “Bearclaw Option Agreement”) with Bearclaw Capital Corporation (“Bearclaw”) to acquire a 90% interest in the Rey Lake Property, which is located in the Nicola Mining Division of British Columbia, 45 kilometers north-west of Merrit, British Columbia, Canada.  The Bearclaw Option Agreement allowed Keyser to acquire the 90% interest in the Rey Lake Property by making exploration expenditures totaling approximately $320,000 US over a period of time, with the final payments due by September 30, 2010.  The Company made payments totaling $21,506, but failed to make all required payments by September 30, 2010.  Therefore, the Company forfeited the right to exercise the option.

After Mr. Vollmers replaced Mr. Bidaux as the sole director and officer of the Company, the Company abandoned its plans to pursue the Bearclaw Option Agreement.  Under Mr. Vollmers’ management, the Company evaluated potential business opportunities, but as of December 31, 2010, the Company had no business plan, physical assets, revenues or operations.

On January 24, 2011, the Company entered into an Agreement and Plan of Merger with American Liberty Petroleum Corp., a Nevada corporation (“ALP”), and its wholly-owned subsidiary, True American Energy Corporation, a Nevada corporation (“TAEC”). The Merger Agreement provided that TAEC would merge with and into the Company, with the Company being the surviving corporation.  As a result of the planned merger, the Company would have acquired an option to purchase certain oil and gas properties located in Nevada.  The option was granted pursuant to an option agreement (the “Desert Discoveries Option Agreement”) between ALP and Desert Discoveries, Inc., a Nevada corporation, which had been assigned by ALP to TAEC. If the merger had been consummated, the Company would have had the right to acquire the oil and gas properties by paying the purchase price for the properties.  However, the parties failed to satisfy all conditions precedent to the merger, and the Merger Agreement was terminated by agreement of all parties on March 18, 2011. Alvaro Vollmers, who was the sole director and officer of the Company until March 29, 2011, is also the sole director and officer of ALP.

The Company’s only assets at present are cash raised in private placements of Units of common stock and Warrants from one investor. See “Management’s Discussion and Analysis –Liquidity and Capital Resources”.  The Company’s current management is exploring various business opportunities, particularly in the mineral mining or gold mining sectors.  However, management has not entered into any definitive agreements to date.  Accordingly, the Company is a shell company as defined in Rule 12b.2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

INTELLECTUAL PROPERTY / RESEARCH AND DEVELOPMENT

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.  We have not incurred any research or development expenditures since our inception on November 26, 2007.

EMPLOYEES

As of December 31, 2010, we do not have any full time or part time employees. Our sole director and officer works as part time consultant in the areas of business development and management, contributing approximately 20% of his time to us. We currently engage independent contractors in the areas of accounting, legal, and auditing services. Although the Company had engaged the services of a professional geologist in connection with our exploration of the property subject to the Bearclaw Option Agreement, the Company no longer has any such contracts.

Dependence on Major Customers
We currently have no customers.

 ITEM 1A. RISK FACTORS

An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

The Company is an exploration stage company with a history of operating losses and expects to continue to realize losses in the near future.  The Company currently has no operations and no specific plan of operations from which it can derive revenue.  Even if we do commence operations in the future, with respect to one or more business models chosen by our directors, the Company may not become profitable or be able to sustain profitability.

The Company is an exploration stage company, and since inception, the Company has incurred significant net losses.  The Company has reported a net loss of $168,066 from the date of inception through December 31, 2010.  The Company expects to continue to incur net losses and negative cash flow in the near future, and we will continue to experience losses for at least as long as it takes our company to implement a new business plan.  The size of these losses will depend, in large part, on the Company’s ability to develop a business plan and subsequently realize product sales revenue from marketing its products.  To date, the Company has not had any operating revenues, nor has it manufactured or sold any products.  Because the Company does not yet have a revenue stream resulting from product sales or other operations, there can be no assurance that the Company will achieve material revenues in the future.  The Company expects its operating expenses to increase as it begins actively pursuing new business plans, reflecting increased marketing and overhead expenses in the short term that will require us to achieve higher levels of revenue for profitability when and if the Company begins to generate recurring revenues.  Should the Company achieve a level of revenues that make it profitable, there is no assurance the Company can maintain or increase profitability levels in the future. An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) our lack of operating revenues since inception through December 31, 2010; and (iii) our dependence on the sale of equity securities to continue in operation. We anticipate that we will incur increased expenses without realizing enough revenues. We therefore expect to incur significant losses in the foreseeable future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to curtail or cease our operations. If this happens, you could lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

We have a negligible amount of operating funds, which will not be sufficient to meet the anticipated costs of commencing any new business model for the Company.  Therefore, we will need to obtain additional financing in order to execute on any business plan that we seek to implement.  As of December 31, 2010, we had cash on hand in the amount of $9,977.  We have not earned any income since our inception.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us, in which case our business will fail.

There can be no assurance that additional financing will be available when needed on favorable terms, or at all.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our original business model was abandoned in September 2010 by the abandonment of the Bearclaw Option Agreement.  The proposed merger with a subsidiary of ALP, which would have resulting in the Company acquiring the Desert Discoveries Option Agreement, has also been abandoned.  We do not have any operating history, nor any specific successor business plan at this time, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, any business opportunity we pursue will have its own risks of which we cannot be aware at this time. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

The Company recently underwent two separate changes in management, and the current management has no history with the Company.

The Company underwent a change in management in November 2010 and again in March 2011. The new director and sole executive officer of the Company was not previously an employee of or otherwise involved in the management of the Company. While Mr. Ferris is currently developing a business plan for the Company, he has no prior experience managing the Company.

Together, three of our stockholders have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

Mr. Ferris and one other stockholder currently own approximately 52% of our common stock on a fully diluted basis, as a group.  As a result, they effectively control the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition.  Any stockholders in favor of a matter that is opposed by these three stockholders would not be able to obtain the number of votes necessary to overrule her votes.

We may conduct further offerings in the future in which case investors' shareholdings will be diluted.

Since our inception, we have relied on sales of our common stock and warrants to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interests in us will be diluted. The result of this could reduce the value of current investors' stock.

 There is no active trading in our common stock and it may prove impossible to sell your shares.

Although our stock is quoted on the OTC Bulletin Board for sale, there has been no trading activity in the stock to date.  Therefore, as of December 31, 2010, there is no active market in which to sell your shares.

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

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our Common Stock becomes subject to the penny stock trading rules:

•	such rules may materially limit or restrict the ability to resell our Common Stock, and
•	the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities. If this happens, you may never be able to publicly sell your shares.

We do not intend to pay dividends and there will be fewer ways in which you can make a gain on any investment in us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

 ITEM 2. DESCRIPTION OF PROPERTIES

As of December 31, 2010, the Company rents a virtual office located at 4900 California Ave., Tower B-210, Bakersfield, CA 93309.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve the Company or any of our properties.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities.

On December 3, 2010, the Company completed a private placement of 300,000 Units to New World Petroleum Investments, Inc. (“New World”). Each Unit consisted of one share of Common Stock and one share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $1.25 per share at any time until December 3, 2013. The Company sold each Unit at a price of $1.00 per Unit, which represents total proceeds of $300,000 to the Company.

On January 4, 2011, New World purchased 150,000 Units for a purchase price of $150,000, and on January 6, 2011, New World purchased an additional 150,000 Units for a purchase price of $150,000.

The proceeds of the private placements were used to make four short-term loans to ALP, and for general operating expenses. In consideration of the loans, ALP executed four Promissory Notes payable to the order of the Company, in the aggregate principal amount of $585,000.  See Note 6 to the Financial Statements. The Promissory Notes provide that interest will accrue at the rate of six percent (6%) per annum, with all principal and accrued interest thereon being due and payable on February 28, 2011, which has been extended to April 30, 2011.  Alvaro Vollmers, the sole director and officer of the Company at the time of the loans, is also the sole director and officer of ALP.   The loans were made to enable ALP to make certain payments under the Desert Discovery Option Agreement, in advance of the proposed merger of a subsidiary of ALP with and into the Company. The proposed merger has since been abandoned. See “Description of the Business”. The Promissory Notes have been transferred to New World Petroleum Investments as consideration for the redemption of all the Units owned by New World. See Note 6 to the Financial Statements.

Neither the Units, nor the shares of Common Stock and Warrants comprising the Units, were registered under the Securities Act of 1933. The private placements were completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

MARKET INFORMATION.

The Company’s Common Stock is quoted on the OTC Bulletin Board for sale.  During the year ending December 31, 2010, there was very little trading in our stock. Our stock began trading on October 27, 2010 at $0.155 and the stock price has not changed since that time.  Accordingly, there are no high and low bids for the Common Stock.

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

As of April 15, 2011 we have nine holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have not generated any revenue since our inception.  For the years ended December 31, 2009 and December 31, 2010, we had the following expenses:

	For the year ended December 31, 2009	For the year ended December 31, 2010	Accumulated from November 26, 2007 to December 31, 2010

General and administrative	$71,271	$62,241	$134,505
Exploration cost	9,283	-	22,273
Management fees	12,480	-	12,480
	$93,034	$62,241	$169,258

During the year ended December 31, 2010, we incurred $62,241 in general and administrative expenses.  Our general and administrative fees were primarily for transfer agent and filing fees and legal, accounting and auditing fees.

For the year ended December 31, 2009, we incurred $71,271 in general and administrative expenses, primarily for the registration of our shares, $9,283 in exploration costs and $12, 480 in management fees.  Our general and administrative fees were primarily for legal costs and accounting and auditing fees.

Liquidity and Capital resources

The following is a summary of our balance sheet as of December 31, 2009 and December 31, 2010:

	December 31, 2009	December 31, 2010

Cash	$6,099	$9,977
Current Liabilities	29,435	67,636
Working Capital (Deficit)	(23,336)	233,533

Stockholders’ Equity (Deficit)	$(22,992)	$233,533

As of December 31, 2010, we had a working capital balance as a result of accounts payable and accrued liabilities and notes receivable.

In December 2010, the Company raised $300,000 in a private placement to a single investor.  The issuance of Units in the private placements were made to a non-US investor pursuant to exemptions contained in Regulation S of the Securities Act of 1933.  However, the Company did not retain all the proceeds.  Instead, the Company loaned $290,000 of the proceeds to American Liberty Petroleum Corp. (“ALP”).  ALP executed a Promissory Note dated December 6, 2010 in the original principal amount of $290,000 payable to the order of the Company. The Company raised an additional $300,000 in two private placements to the same investor in January 2011, most of the proceeds of which were loaned to ALP. See “Recent Sales of Unregistered Securities” and Notes 4 and 6 to the Financial Statements.

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

Accounting and Audit Plan

We intend to continue to have our outside consultant assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $2,000 to prepare our quarterly financial statements and approximately $5,000 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $2,000 to review our quarterly financial statements and approximately $9,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $20,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Keyser Resources Inc.
(An Exploration Stage Company)
December 31, 2010

Index
Report of Independent Registered Public Accounting Firm	F–2

Balance Sheets	F–4

Statements of Operations	F–5

Statements of Cash Flows	F–6

Statements of Stockholders’ Equity (Deficit)	F–7

Notes to the Financial Statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Keyser Resources, Inc.
(An Exploration Stage Company)
Bakersfield, California

We have audited the accompanying balance sheet of Keyser Resources, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from November 26, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the balance sheet as of December 31, 2009 or the statements of operations, stockholders’ deficit and cash flows for the year then ended or the period from November 26, 2007 (inception) to December 31, 2009, which totals reflected a deficit of $107,017 accumulated during the exploration stage.  Those financial statements and cumulative totals were audited by other auditors whose report dated April 12, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keyser Resources, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from November 26, 2007 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
April 21, 2011

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

Seale and Beers, CPAs
Las Vegas, Nevada
April 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Keyser Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS

Current Assets

Cash	$9,977	$6,099
Prepaid expenses	-	344
Notes and interest receivable (related party)	291,192	-
Total current assets	301,169	6,443
Total Assets	$301,169	$6,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$5,726	$928
Accrued liabilities	23,000	28,507
Due to Related party	38,910	-
Total current liabilities	67,636	29,435
Total Liabilities	67,636	29,435

Commitments

Stockholders’ Equity (Deficit)

Common stock, 75,000,000 shares authorized, $0.001 par value; 6,064,996 and 5,764,996 shares issued and outstanding as of December 31, 2010 and 2009 respectively	6,065	5,765

Additional paid-in capital	395,534	78,260

Deficit accumulated during the exploration stage	(168,066)	(107,017)

Total Stockholders’ Equity (Deficit)	233,533	(22,992)

Total Liabilities and Stockholders’ Equity (Deficit)	$301,169	$6,443

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2010

Revenue	$–	$–	$–

Operating Expenses

General and administrative	62,241	71,271	134,505
Exploration costs	-	9,283	22,273
Management fees	-	12,480	12,480

Total Operating Expenses	(62,241)	(93,034)	(169,258)

Interest Income	1,192	-	1,192

Provision for Income Tax	–	–	–

Net Loss for the Period	$(61,049)	$(93,034)	$(168,066)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	5,788,000	5,765,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2010

Operating Activities

Net loss for the year	$(61,049)	$(93,034)	$(168,066)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses and interest receivable	(848)	(344)	(1,192)
Accounts payable and accrued liabilities	(709)	25,964	28,726
Net Cash Used In Operating Activities	(62,606)	(67,414)	(140,532)

Investing Activities

Note receivable extended to Related Party	(290,000)	-	(290,000)

Net Cash Used in Investing Activities	(290,000)	-	(290,000)

Financing Activities

Proceeds from advances – related party	56,484	-	56,484

Proceeds from sale of common stock	300,000	-	384,025

Net Cash Provided By Financing Activities	356,484	-	440,509

Net change in cash	3,878	(67,414)	9,977

Cash - Beginning of Period	6,099	73,513	–

Cash - End of Period	$9,977	6,099	9,977

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash transactions:
Forgiveness of advances-related party	$17,574	$–	$17,574

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from November 26, 2007 (Date of Inception) to December 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Par Value	Capital	Stage	Total

Balance – November 26, 2007 (Date of Inception)	–	$–	$–	$–	$–

Net loss for the period	–	–	–	–	–

Balance – December 31, 2007	–	–	–	–	–

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	3,000,000	3,000	–	–	3,000

at $0.015 per share on April 28, 2008	1,634,996	1,635	22,890	–	24,525

at $0.05 per share on December 24, 2008	1,130,000	1,130	55,370	–	56,500

Net loss for the year – (Restated)	–	–	–	(13,983)	(13,983)

Balance – December 31, 2008 – (Restated)	5,764,996	5,765	78,260	(13,983)	70,042

Net loss for the year	–	–	–	(93,034)	(93,034)

Balance – December 31, 2009	5,764,996	5,765	78,260	(107,017)	(22,992)

Sale of common stock for cash and warrants	300,000	300	299,700	–	300,000

Forgiveness of advances – related party	–	–	17,574	–	17,574

Net loss for the year	–	–	–	(61,049)	(61,049)

Balance – December 31, 2010	6,064,996	$6,065	$395,534	$(168,066)	$233,533

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

1.	Nature of Operations and Continuance of Business

Keyser Resources Inc. (the “Company”) was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915,  Development Stage Entities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, the Company has accumulated losses of $168,066 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

d)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830 Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

e)	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures  and ASC 825,  Financial Instruments  the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

f)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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
December 31, 2010 and 2009

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

The Company follows the provisions of ASC 410 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2010 and 2009, the Company has not recognized any asset retirement obligations.

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

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

l)	Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

m)	Note receivable

Notes receivable consist of amounts due from an entity in which our former CEO, Alvaro Vollmers, is the sole officer and director. The notes mature at April 30, 2011 and bear interest at a rate of 6.0%. Interest on notes receivable is accrued over the life of the note. However, interest is not accrued on notes past due. Interest income on past due notes is subsequently recognized on the notes when cash is received. Management estimates an allowance for doubtful notes which is based upon management's review of all accounts and notes and an assessment of the Company's historical evidence of collections. Specific accounts and notes are charged directly to the reserve when management obtains evidence of a noteholder's insolvency or other evidence of the inability to pay. The reserve for doubtful notes as of December 31, 2010 and 2009 was $0.

3.	Related Party Transactions

During the fiscal year ended December 31, 2010, the President of the Company provided management services valued at $0. In fiscal year 2009, Mr. Bidaux provided services valued at $12,480.

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related party. A payable to a related party of $17,575 to Mr. Bidaux was forgiven by Mr. Bidaux in 2010. An additional advance from Mr. Bidaux of $38,910, remains unpaid.

In December, 2010, the Company loaned $290,000 to American Liberty Petroleum Corp., which at the time was a related party. The note bears interest at the rate of 6% and is currently due April 30, 2011.

4.	Common Stock

a)	On January 19, 2008, the Company issued 3,000,000 shares of common stock at $0.001 per share for cash proceeds of $3,000.

b)	On April 28, 2008, the Company issued 1,634,996 shares of common stock at $0.015 per share for cash proceeds of $24,525.

c)	On December 24, 2008, the Company issued 1,130,000 shares of common stock at $0.05 per share for cash proceeds of $56,500.

d)
On December 3, 2010, the Company issued 300,000 Units to a single investor in a private placement, with each Unit consisting of one share of Common Stock and one Warrant to purchase a share of Common Stock at $1.25 at any time within 3 years, for cash proceeds of $300,000. The relative fair value of the warrants issued was $46,500.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

5.	Income Taxes

The Company has a net operating loss carry-forward of approximately $168,000 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Income tax recovery at statutory rate	$21,000	$32,562

Valuation allowance change	(21,000)	(32,562)

Provision for income taxes	$–	$–

The significant components of deferred income tax assets as at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Net operating losses carried forward	$58,456	$37,456

Valuation allowance	(58,456)	(37,456)

Net deferred income tax asset	$–	$–

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

6.	Subsequent Events

On January 3, 2011, the Company completed a private placement of 150,000 Units to New World Petroleum Investments, Inc. (“New World”), for a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, $0.001 par value per share, of the Company (“Common Stock”), and one share purchase warrant (a “Warrant”). Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $1.25 per share at any time until January 3, 2014. The Company sold each Unit at a price of $1.00 per Unit, which represents total proceeds of $150,000 to the Company. On January 6, 2011, the Company completed a private placement of an additional 150,000 Units to New World on similar terms, for $1.00 per Unit.

With the proceeds of the private placements, the Company made four separate loans American Liberty Petroleum Corp., a Nevada Corporation (“ALP”). On December 6, 2010, ALP borrowed $290,000 from Keyser (the “Initial Loan”). On January 7, 2011, ALP borrowed $200,000 from Keyser (the “Second Loan”). The Promissory Note (the “Initial Note”) executed by ALP in connection with the Initial Loan and the Promissory Note (the “Second Note”) executed by ALP in connection with the Second Loan contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon was due and payable on February 28, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of ALP, without penalty or premium. None of the Notes was secured by any assets of ALP.

On February 28, 2011, ALP executed an Amended and Restated Promissory Note that amended and restated the Initial Note in its entirety, but extended the maturity date to March 31, 2011, and an Amended and Restated Promissory Note that amended and restated the Second Note in its entirety, but extended the maturity date to March 31, 2011. Except for the extension of the maturity date, the terms of payment (including the interest rate) remained the same.

Also on February 28, 2011, ALP borrowed $50,000 from the Company (the “Third Loan”). Finally, on March 8, 2011, ALP borrowed an additional $45,000 from Keyser (the “Fourth Loan”). Both the Promissory Note (the “Third Note”) executed by ALP in connection with the Third Loan and the Promissory Note (the “Fourth Note”) executed by ALP in connection with the Fourth Loan contained identical payment terms as the Initial Note and the Second Note, except for a maturity date of March 31, 2011.

On March 28, 2011, ALP and Keyser executed a Second Amended and Restated Promissory Note that amends and restates the Initial Note in its entirety, but extends the maturity date to April 30, 2011, a Second Amended and Restated Promissory Note that amends and restates the Second Note in its entirety, but extends the maturity date to April 30, 2011, an Amended and Restated Promissory Note that amends and restates the Third Note in its entirety, but extends the maturity date to April 30, 2011, and an Amended and Restated Promissory Note that amends and restates the Fourth Note in its entirety, but extends the maturity date to April 30, 2011.Except for the extension of the maturity date, the terms of payment (including the interest rate) remain the same.

Alvaro Vollmers, the sole director and officer of ALP, was the sole director and officer of Keyser until his resignation on March 29, 2011.

On April 13, 2011, Keyser and New World Petroleum Investments executed a Redemption Agreement, whereby Keyser redeemed all of the shares of Common Stock and the Warrants that New World owned (consisting of the 600,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common Stock obtained in the private placements of Units described in this Note 6 and in Note 4 above), and in consideration therefor assigned to New World the four Promissory Notes described above. As a result of the Redemption Agreement, New World owns no securities of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On March 2, 2011, our Board of Directors dismissed Seale and Beers, CPAs, our independent registered public accountants. On the same date, the accounting firm of LBB & Associates, Ltd., LLP was engaged by our Board of Directors as our new independent registered public accountants. None of the reports of Seale & Beers on the Company's financial statements for the year ended December 31, 2009 or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification in the registrant's audited financial statements.

During the registrant's year ended December 31, 2009 and the subsequent interim periods thereto, there were no disagreements with Seale and Beers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

Seale and Beers furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted LBB & Associates regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

  Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2010:

Resources: As of December 31, 2010, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b)           Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers serving our Company are as follows:

Name	Age	Positions Held and Tenure
Maurice Bidaux	40	President, Chief Executive Officer, Chief Financial Officer and Director
Alvaro Vollmers1	37	President, Secretary, Treasurer and Director

Mr. Bidaux resigned his positions as sole director and officer of the Company on November 17, 2010.  Mr. Vollmers began serving as sole director and officer on November 17, 2010.

The sole Director named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Alvaro Vollmers
Alvaro Vollmers was the sole director, President, Secretary and Treasurer of the Company on December 31, 2010.  Mr. Vollmers was appointed to the board of directors and was appointed President, Treasurer and Secretary of the Company on November 17, 2010, replacing Mr. Bidaux. Since April 2009, Mr. Vollmers has served as President and CEO of Bald Eagle Energy, Inc., a Nevada corporation (“Bald Eagle”), which is traded in the pink sheets and has been engaged in the acquisition, exploration and development of oil and natural gas properties and prospects.  In addition, Mr. Vollmers has served as Bald Eagle’s CFO since March 2008 and has been a member of its board of directors since April 1, 2008.  Mr. Vollmers also serves as the sole officer and director of American Liberty Petroleum Corp. (“ALP”), which is traded in the pink sheets and is currently in the business of oil and gas exploration.  See “Certain Relationships and Related Transactions, And Director Independence”.  Since July 2007, Mr. Vollmers has acted as an independent consultant for various businesses.  From July 2006 to July 2007, Mr. Vollmers served as manager in charge of marine and aviation insurance at Pacifico Seguros, an insurance company based in Peru.   From August 2004 to July 2006, Mr. Vollmers worked as a project management consultant, project manager and project management supervisor at the Ministry of Economy and Finance for the Republic of Peru. His tasks included the supervision of two project managers who were in charge of the financial and operation management of various multi-sector technical assistance projects. These projects were partially financed by the World Bank, the Inter-American Development Bank and the Japan Social Development Fund. Mr. Vollmers holds a Master of Business Administration degree from the London Business School. The Company believes Mr. Vollmers qualifications to serve on its board of directors include his extensive business experience. Mr. Vollmers has not been involved in any legal proceeding, as that term is defined in Rule 401(f) of Regulation S-K. On March 29, 2011, Mr. Vollmers resigned from all positions with the Company.

Maurice Bidaux
 Mr. Maurice Bidaux acted as our sole Director and Officer since our inception on November 26, 2007 to November 17, 2010.  Since January 2008, Mr. Bidaux has worked for Stirling Investor Relations in its Capital Markets Division.  His duties at Stirling Investor Relations involve marketing and financing publicly traded companies.  Prior to his tenure at Stirling Investor Relations, from January 2007 through April 2007 Mr. Bidaux worked for Exclusive Capital Corporation raising investment capital for Investicare Seniors Housing Corp.  Mr. Bidaux also worked as an Investment Advisor with Octagon Capital Corporation from March 2002 through November 2006.  From May 2007 through December 2007 and from November 2006 through December 2006, Mr. Bidaux was a self-employed investor relations consultant.  Mr. Bidaux completed his Bachelors of Commerce from the University of Alberta, and completed his CFA Level 1, passed the Canadian Securities Course, Options Licensing Course, Derivatives, Investment Management Techniques as well as the Conduct and Practices Course all with Honors.  Mr. Bidaux does not currently serve on the boards of other public companies.

1 Subsequent Events – Management
Mr. Vollmers resigned his positions as sole director and officer of the Company on March 29, 2011, and Mr. Ferris began serving as sole director and officer as of such date.

Dan Ferris
Mr. Ferris was elected sole director and President, Secretary and Treasurer of the Company on March 29, 2011. Mr. Ferris’ career began in public relations. Mr. Ferris was a senior publicist at Freud Communications. After leaving Freud Communications, he began his own public relations and corporate strategy firm, Magnum Communications. Magnum Communications assisted clients in Europe with public relations, financing arrangements, and recruitment. Mr. Ferris’ association with Magnum Communications ended in January 2009.  Recently, Mr. Ferris has assisted fund managers with raising funds for a diamond project in the Democratic Republic of Congo. He also serves as a consultant for LCI, which is affiliated with Caesar’s Palace Group. Mr. Ferris’ new position at Keyser represents his primary business activity. Mr. Ferris, age 29, currently resides in London.  As of the most recent practicable date, Mr. Ferris has not been involved in any legal proceeding, as that term is defined in Rule 401(f) of Regulation S-K.

Significant Employees and Consultants

We have no significant employees or consultants, other than our President. For our accounting requirements we use the services of an accounting firm to assist in the preparation of our financial statements.  We also have employed legal counsel in connection with our securities reporting requirements and other matters related to our business.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC.  The Company only has one director and officer, and no employees.  The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, obtains additional officers and directors, and begins operations.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors.  As such, the sole director acts in those capacities.

Audit Committee Financial Expert

Neither Mr. Bidaux nor Mr. Vollmers qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2010, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them, except that it appears that John Rhoden, who owns more than 10% of our Common Stock, has not filed a Form 3 reflecting such ownership position.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Vollmers	2010	-	-	-	-	-	-	-	-
Mr. Bidaux	2010	-	-	-	-	-	-	-	-
Mr. Bidaux	2009	$12,480	-	-	-	-	-	-	$12,480
	2008	-	-	-	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Since our inception (November 26, 2007)~~,~~ through November 17, 2010, we had not accrued or  paid Maurice Bidaux any compensation for his services as our sole officer and director other than $12,480 we accrued for services for Mr. Bidaux during July, August and September of 2009. Mr. Bidaux received no compensation from the Company in 2010.  After Mr. Vollmers replaced Mr. Bidaux as sole director and officer of the Company, he received nocompensation for his services.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception on November 26, 2007.

Employment Agreements

Currently, we do not have an employment agreement or consulting agreement with our sole officer, and we do not pay any salary to him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of April 15, 2011, of our common stock by our director, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 15, 2011, there were 5,764,996 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage Ownership
Dan Ferris President, Secretary, Treasurer and Director 4900 California Ave., Tower B-210 Bakersfield, CA 93309	750,000	13.0%

5% or more beneficial owners: John Rhoden	2,250,000	39.0%

All executive officers and directors as a group	750,000	13.0%

Changes in Control

The Company underwent a change in management on November 17, 2010, when Mr. Bidaux resigned as sole director and officer of the Company. Shareholders holding at least a majority of the issued and outstanding shares of the common stock of the Company elected Mr. Vollmers to serve as the sole director. Mr. Vollmers subsequently appointed himself President, Secretary and Treasurer. The Company underwent another change in management on March 29, 2011. See “Description of the Business.” There are currently no arrangements which would result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a description of transactions since January 1, 2010 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a director or indirect material interest.

In December 2010, the Company lent $290,000 to American Liberty Petroleum Corp. and in 2011 has lent another $295,000.   The promissory notes executed by ALP in connection with the loans contain the following payment terms: (a) the unpaid principal amount accrues interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on April 30, 2011, and (c) the unpaid principal and accrued but unpaid interest may be prepaid in whole or in part at the option of ALP, without penalty or premium. The Notes are not secured by any assets of ALP.  ALP has made no payments of principal or interest under the notes. However, the Notes were assigned to New World in April 2011 in consideration for the redemption of the Units owned by New World. See Notes 4 and 6 to the Financial Statements.

On January 24, 2011, the Board of Directors of the Company approved a series of transactions that would result in the merger of TAEC, a subsidiary of ALP, with and into the Company.  See “Description of the Business.”  If the proposed merger had been approved, the Company would have acquired an option agreement to purchase certain oil and gas properties in Nevada, which were the sole asset of ALP.  Mr. Rhoden, Mr. Vollmers and New World, as stockholders holding more than 50% of the votes entitled to be cast with respect to the approval of the transactions, adopted resolutions authorizing the Company to complete the series of transactions.  However, the Company and ALP have since terminated their agreement for the purchase of the assets, and the Company has no further obligations under such agreement.

In addition to serving as the Company’s sole director and executive officer at the time the loans were made, Mr. Vollmers is also the sole director and officer of ALP.   Mr. Rhoden, Mr. Vollmers and New World are stockholders of ALP.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As a result, the Company does not have any independent directors.  During the fiscal year ended December 31, 2010, Mr. Vollmers and Mr. Bidaux each acted as the Company’s director and principal executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2010 and December 31, 2009:

Fee Category	Fiscal 2010	Fiscal 2009
Audit fees	$5,000	$2,000
Tax fees	-	-
Other fees	-	-
Total fees	$5,000	$2,000

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Keyser Resources Incorporated (1)
3.2	By-laws of Keyser Resources Incorporated (1)
10.1	Declaration of Trust (1)
10.2	Option Agreement with Bearclaw Capital Corporation (1)
31	Certification Pursuant to Rule 13a-14(a) and 15d- 14(a) *
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith
(1)  Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2011.

KEYSER RESOURCES INCORPORATED

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 22, 2011.

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: Sole Director Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer