Form 10-Q
period 2011-03-31
Keyser Resources, Inc.
filed 2011-05-12
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

KEYSER RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-159561	N/A
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4900 California Ave., Tower B-210
Bakersfield, California 93309
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (661) 377-2911

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of May 11, 2011 was 5,764,996.

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Financial Statements (unaudited)
	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1
	Statements of Operations for the three month periods ended March 31, 2011 and 2010 and from November 26, 2007 (Date of Inception) to March 31, 2011 (Unaudited)	2
	Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 and from November 26, 2007 (Date of Inception) to March 31, 2011 (Unaudited)	3
	Notes to the Financial Statements (unaudited)	4
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
	Item 4. Controls and Procedures	9
Part II –	Other Information
	Item 1. Legal Proceedings	10
	Item 1A. Risk Factors	10
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
	Item 3. Defaults upon Senior Securities	10
	Item 4. (Removed and Reserved)	10
	Item 5. Other Information	10
	Item 6. Exhibits	10
Signatures		11
Exhibit Index
Rule 13a-14(a) Certification executed by Dan Ferris
Section 1350 Certification

Keyser Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets

Cash	$12,633	$9,977
Notes and interest receivable (related party)	593,589	291,192
Total current assets	606,222	301,169
Total Assets	$606,222	$301,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$21,798	$5,726
Accrued liabilities	23,000	23,000
Due to related party	38,910	38,910
Total current liabilities	83,708	67,636
Total Liabilities	83,708	67,636

Contingencies and Commitments

Stockholders’ Equity

Common stock, 75,000,000 shares authorized, $0.001 par value; 6,364,996 and 6,064,996 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively.	6,365	6,065

Additional paid-in capital	695,234	395,534

Deficit accumulated during the exploration stage	(179,085)	(168,066)

Total Stockholders’ Equity	522,514	233,533

Total Liabilities and Stockholders’ Equity	$606,222	$301,169

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Accumulated Deficit from November 26, 2007 (Date of Inception) to March 31, 2011

Operating Expenses

General and administrative	$18,416	$8,136	$152,921
Exploration costs	–	397	22,273
Management fees	–	–	12,480

Total Operating Expenses	(18,416)	(8,533)	(187,674)

Interest Income	7,397	–	8,589

Net Loss	$(11,019)	$(8,533)	$(179,085)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	6,344,761	5,765,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Accumulated from November 26, 2007 (Date of Inception) to March 31, 2011
Operating Activities

Net loss	$(11,019)	$(8,533)	$(179,085)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Interest receivable	(7,397)	344	(8,589)
Accounts payable and accrued liabilities	16,072	3,284	44,798

Net Cash Used In Operating Activities	(2,344)	(4,905)	(142,876)

Investing Activities

Note receivable extended to Related Party	(295,000)	–	(585,000)

Net Cash Used in Investing Activities	(295,000)	–	(585,000)

Financing Activities

Proceeds from advances – related party	–	–	56,484

Proceeds from sale of common stock	300,000	–	684,025

Net Cash Provided By Financing Activities	300,000	–	740,509

Increase (Decrease) in Cash	2,656	(4,905)	12,633

Cash - Beginning of Period	9,977	6,099	–

Cash - End of Period	$12,633	$1,194	$12,633

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions:
Forgiveness of advances – related party	$-	$-	$17,574

(The Accompanying Notes are an Integral Part of These Financial Statements)

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011
(unaudited)

1.	Nature of Operations and Continuance of Business

Keyser Resources Inc. (the “Company” or “Keyser”) was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has accumulated losses of $179,085 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, and for the period November 26, 2007 (inception) to March 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010, and for the period November 26, 2007 (inception) to March 31, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our Form 10-K filed with the Securities and Exchange Commission.

2.	Related Party Transactions

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

A payable to a related party of $17,574 to Mr. Bideaux was forgiven by Mr. Bideaux in 2010.  An additional advance from Mr. Bideaux of $38,910 remains unpaid.

The Company made four separate loans to American Liberty Petroleum Corp., a Nevada corporation (“ALP”) in late 2010 and early 2011.  Alvaro Vollmers, the sole director and officer of ALP, was the sole director and officer of Keyser until his resignation on March 29, 2011.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011
(unaudited)

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

On February 28, 2011, ALP executed an Amended and Restated Promissory Note that amended and restated the Initial Note in its entirety, and extended the maturity date to March 31, 2011, and an Amended and Restated Promissory Note that amended and restated the Second Note in its entirety, and extended the maturity date to March 31, 2011.  Except for the extension of the maturity dat5e, the terms of payment (including the interest rate) remained the same.

Also on February 28, 2011, ALP borrowed $50,000 from Keyser (the “Third Loan”). Finally, on March 8, 2011, ALP borrowed an additional $45,000 from Keyser (the “Fourth Loan”). Both the Promissory Note (the “Third Note”) executed by ALP in connection with the Third Loan and the Promissory Note (the “Fourth Note”) executed by ALP in connection with the Fourth Loan contained identical payment terms as the Initial Note and the Second Note, except for a maturity date of March 31, 2011.

On  March 28, 2011, ALP and Keyser executed a Second Amended and Restated Promissory Note that amends and restates the Initial Note in its entirety, and extends the maturity date to April 30, 2011,  a Second Amended and Restated Promissory Note that amends and restates the Second Note in its entirety, but extends the maturity date to April 30, 2011, an Amended and Restated Promissory Note that amends and restates the Third Note in its entirety, but extends the maturity date to April 30, 2011, and an Amended and Restated Promissory Note that amends and restates the Fourth Note in its entirety, but extends the maturity date to April 30, 2011. Except for the extension of the maturity date, the terms of payment (including the interest rate) remain the same.

Keyser obtained the funds subsequently loaned to ALP from the private placements of Units to New World Petroleum Investments (“New World”) described in Note 3.

On April 13, 2011, Keyser and New World Petroleum Investments executed a Redemption Agreement, whereby Keyser redeemed all of the shares of Common Stock and the Warrants that New World owned (consisting of the 600,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common Stock obtained in the private placements of Units described in Note 4), and in consideration for the Common Stock and Warrants assigned to New World the four Promissory Notes described above. As a result of the Redemption Agreement, the Company no longer holds the Promissory Notes.

3.	Common Stock

On December 3, 2010, the Company issued 300,000 Units to New World in a private placement, with each Unit consisting of one share of Common Stock and one Warrant to purchase a share of Common Stock at $1.25 at any time within 3 years, for cash proceeds of $300,000. The relative fair value of the warrants issued was $46,500.

On January 3, 2011, the Company issued 150,000 Units to New World in a private placement, with each Unit consisting of one share of Common Stock and one Warrant to purchase a share of Common Stock at $1.25 at any time until January 3, 2014, for cash proceeds of $150,000. On January 6, 2011, the Company completed a private placement of an additional 150,000 Units to New World on similar terms, for $1.00 per Unit, or $150,000. The relative fair value of the warrants issued was $46,000.

Keyser Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011
(unaudited)

4.	Subsequent Events

On April 13, 2011, the Company and New World executed a Redemption Agreement, whereby Keyser redeemed all of the shares of Common Stock and the warrants New World owned (consisting of the 600,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common Stock obtained in the private placements described in Note 3 above) and in consideration for the Common Stock and Warrants assigned to New World the four Promissory Notes described in Note 2 above.  As a result of the Redemption Agreement, New World owns no securities of the Company.\

On May 10, 2011, stockholders holding at least a majority of the issued and outstanding shares of Common Stock, acting by written consent, adopted resolutions that approved the name change to “Lone Star Gold, Inc.”, the increase in the number of authorized shares of Common Stock to 150,000,000, the 20:1 stock split, and the Amended and Restated Articles of Incorporation. The written consent was signed by John Rhoden and Dan Ferris, who together own 52% of the issued and outstanding shares of Common Stock.

The Amended and Restated Articles of Incorporation have not been filed with the Nevada Secretary of State pending preliminary approval by FINRA of documents relating to the 20:1 forward stock split and the change of the Company’s name; however, the Company anticipates that the Amended and Restated Articles of Incorporation will be filed prior to, and will be effective on, May 30, 2011.

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

Background

COMPANY HISTORY

We are a start-up exploration stage company without significant operations and we are in the business of gold and copper exploration. Keyser Resources, Inc. was incorporated in the State of Nevada on November 26, 2007.  On the date of our incorporation, we appointed Maurice Bidaux as our Director.  Mr. Bidaux was then appointed President, Principal Financial Officer, Principal Accounting Officer and Secretary of our company.

On November 17, 2010, the Company underwent a change in management.  Mr. Bideaux sold all of his shares of common stock of the Company to Alvaro Vollmers and John Rhoden.  In connection therewith, Mr. Bidaux resigned as a director and officer of the Company.  Shareholders holding at least a majority of the issued and outstanding shares of common stock of the Company elected Alvaro Vollmers to serve as sole director of the Company.  Mr. Vollmers subsequently appointed himself President, Secretary and Treasurer of the Company.

On March 29, 2011, the Company underwent another change in management.  On March 29, 2011, Mr. Vollmers sold all of his shares of Common Stock of the Company to Dan M. Ferris.  Mr. Vollmers resigned as sole director and officer of the Company at the time of sale.  Shareholders holding at least a majority of the issued and outstanding shares of the Common Stock of the Company elected Mr. Ferris to serve as the sole director.  Mr. Ferris subsequently appointed himself President, Secretary and Treasurer.

Our principal office is located at 4900 California Ave., Tower B-210, Bakersfield, CA 93309. Our telephone number is (661) 377-2911.

OUR BUSINESS

On June 11, 2008 we signed an option agreement (the “Bearclaw Option Agreement”) with Bearclaw Capital Corporation (“Bearclaw”) to acquire a 90% interest in the Rey Lake Property, which is located in the Nicola Mining Division of British Columbia, 45 kilometers north-west of Merrit, British Columbia, Canada.  The Bearclaw Option Agreement allowed Keyser to acquire the interest in the Rey Lake property by making exploration expenditures totaling approximately $320,000 over a period of time, with final payments due by September 30, 2010.  The Company made payments totaling $21,506 but failed to make all required payments by September 30, 2010, and forfeited the right to exercise the option.

After Mr. Vollmers replaced Mr. Bideaux as the sole director of the Company, the Company abandoned its plan to pursue the Bearclaw Option Agreement.

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

As a result of the planned merger, the Company would have acquired an option to purchase certain oil and gas properties located in Nevada. The option was granted pursuant to an option agreement (the “Desert Discoveries Option Agreement”) between ALP and Desert Discoveries, Inc., a Nevada corporation, which had been assigned by ALP to TAEC. If the merger had been consummated, the Company would have had the right to acquire the oil and gas properties by paying the purchase price for the properties. However, the parties failed to satisfy all conditions precedent to the merger, and thus Merger Agreement was never finalized by agreement of all parties on March 18, 2011.

New World Petroleum Investments (“New World”) had provided funding for ALP to make the payments under the Desert Discoveries Option Agreement by investing directing in ALP.  Beginning in December 2010, New World invested in the Company through private placements. The Company then loaned the proceeds to ALP to enable ALP to continue to make such payments, in anticipation of the merger. See Notes 2 and 3 to the Financial Statements.

After the merger agreement had been terminated, New World advised Keyser that it preferred to invest in ALP instead of Keyser, due to the fact that the Option Agreement would not be transferred to Keyser in the previously-anticipated merger. Keyser then redeemed all of the securities of Keyser that New World owned, consisting of shares of common stock and warrants to purchase common stock, and in exchange for the redemption assigned the four Promissory Notes described in Note 2 to the Financial Statements to New World. ALP has indicated in its public filings that New World used the Promissory Notes as consideration for 10,500,000 shares of common stock of ALP, and warrants to purchase 10,500,000 additional shares of common stock of ALP, which were issued to New World in a private placement in April, 2011.

Results of Operations

We have not generated any revenue since our inception.  For the periods below, we had the following expenses:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	Accumulated Deficit from November 26, 2007 to March 31, 2011

General and administrative	$18,416	$8,136	$152,921
Exploration	-	397	22,273
Management fees	-	-	12,480
	18,416	8,533	187,674

For the three months ended March 31, 2010, we incurred $397 in exploration costs and $8,136 for general and administrative expenses.  For the three months ended March 31, 2011, we incurred $18,416  in general and administrative costs.

Liquidity and Capital resources

The following is a summary of our balance sheet as of March 31, 2011 and December 31, 2010:

	March 31, 2011 ($)	December 31, 2010 ($)

Cash	12,633	9,977
Current Liabilities	83,708	67,636
Working Capital	522,514	233,533

Stockholders’ Equity	522,514	233,533

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve Keyser Resources Inc.

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on April 22, 2011, for the period ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4.(Removed and Reserved)

Item 5. Other Information.

On May 9, 2011, Dan Ferris, the sole director of the Company, adopted resolutions to:

1.	Change the name of the Company from “Keyser Resources, Inc.” to “Lone Star Gold, Inc.”
2.	Effect a 20:1 stock split, to stockholders of record as of May 30, 2011.
3.	In connection with the 20:1 stock split, increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000.
4.	Approve Amended and Restated Articles of Incorporation to incorporate the name change and increase in the number of authorized shares, among other things, as more fully described below.

On May 10, 2011, stockholders holding at least a majority of the issued and outstanding shares of Common Stock, acting by written consent, adopted resolutions that approved the name change to “Lone Star Gold, Inc.”, the increase in the number of authorized shares of Common Stock to 150,000,000, the 20:1 stock split, and the Amended and Restated Articles of Incorporation. The written consent was signed by John Rhoden and Dan Ferris, who together own 52% of the issued and outstanding shares of Common Stock.

 As approved, the Amended and Restated Articles of Incorporation amend the Company’s Articles of Incorporation, as follows:

1.	To change the name of the Company from “Keyser Resources, Inc.” to “Lone Star Gold, Inc.”
2.	To increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000.
3.	To add an Article authorizing the Board of Directors to adopt, alter, amend or repeal the Bylaws of the Company, including any Bylaw adopted by the stockholders.
4.
To add an Article stating that the Company may indemnify a director or officer of the Company to the fullest extent allowed by Nevada law, and may indemnify any other person for whom indemnification is allowed by Nevada law, and to purchase insurance for this purpose.

The Amended and Restated Articles of Incorporation have not been filed with the Nevada Secretary of State pending preliminary approval by FINRA of documents relating to the 20:1 forward stock split and the change of the Company’s name; however, the Company anticipates that the Amended and Restated Articles of Incorporation will be filed prior to, and will be effective on, May 30, 2011.

The change of the Company’s name is intended to reflect an anticipated change in the nature of the business of the Company following the change in management on March 29, 2011. The stock split is intended to create a more flexible capital structure that the Company believes will be of assistance in completing additional financing transactions in the future.  The Company’s success is presently conditioned on its ability to raise significant amounts of capital in the future so that it can pursue business plans as described in its public reports.  If the Company is not successful in doing so, then its business is likely to fail.

Item 6. Exhibits.

3.3	Text of the Amended and Restated Articles of Incorporation (approved but not yet effective)

31.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSER RESOURCES, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	May 12, 2011