Form 10-Q
period 2011-06-30
Lone Star Gold, Inc.
filed 2011-08-22
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-159561	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6565 Americas Parkway NE
Suite 200
Albuquerque, New Mexico 87110
(Address of principal executive offices) (Zip code)

Issuer's telephone number: (505) 563-5828

Keyser Resources, Inc.
4900 California Ave., Tower B-210
Bakersfield, California 93309
(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of August 19, 2011 was 115,299,920.

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Consolidated Financial Statements
	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 and from November 26, 2007 (Date of Inception) to June 30, 2011 (Unaudited)	2
	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 and from November 26, 2007 (Date of Inception) to June 30, 2011 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 26, 2007 (Date of Inception) to June 30, 2011 (Unaudited)	4
	Notes to the Consolidated Financial Statements (unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
	Item 4. Controls and Procedures	11
Part II –	Other Information
	Item 1. Legal Proceedings	12
	Item 1A. Risk Factors	12
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
	Item 3. Defaults upon Senior Securities	12
	Item 4. (Removed and Reserved)	12
	Item 5. Other Information	12
	Item 6. Exhibits	12
Signatures		13
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets

Cash	$12,091	$9,977
Notes and interest receivable (related party)	-	291,192
Total current assets	12,091	301,169
Total Assets	$12,091	$301,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$27,940	$5,726
Accrued liabilities	23,000	23,000
Due to related party	38,910	38,910
Total current liabilities	89,850	67,636
Total Liabilities	89,850	67,636

Contingencies and Commitments

Stockholders’ Equity (Deficit)

Common stock, 150,000,000 shares authorized, $0.001 par value; 115,299,920 and 121,299,920 shares issued and outstanding as of June 30, 2011 and December 31, 2010 respectively.	115,300	121,300

Additional paid-in capital	86,299	280,299

Subscription receivable	(1,500)	-

Deficit accumulated during the exploration stage	(273,358)	(168,066)

Total Lone Star Gold, Inc. stockholders’ equity (deficit)	(73,259)	233,533

Noncontrolling interest in subsidiary	(4,500)	-

Total Stockholders’ Equity (Deficit)	(77,759)	233,533

Total Liabilities and Stockholders’ Equity (Deficit)	$12,901	$301,169

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated from November 26, 2007 (Date of Inception) to June 30, 2011

Revenue	$–	$–	$–	$–	$–

Expenses

General and administrative	106,683	5,136	125,100	13,272	259,605
Exploration costs	–	–	–	397	22,273
Management fees	–	–	–	–	12,480

Total Expenses	(106,683)	(5,136)	(125,100)	(13,669)	(294,358)

Other income
Interest income	1,250	–	8,647	–	9,839
Gain on redemption of common stock	5,161	–	5,161	–	5,161

Total other income	6,411	–	13,808	–	15,000

Loss before income taxes	(100,272)	(5,136)	(111,292)	(13,669)	(279,358)

Provision for Income Tax	–	–	–	–	–

Net Loss for the Period	(100,272)	$(5,136)	$(111,292)	$(13,669)	$(279,358)

Net loss attributable to noncontrolling interest	6,000	–	6,000	–	6,000

Net loss attributable to Lone Star Gold, Inc.	$(94,272)	$(5,136)	$(105,292)	$(13,669)	$(273,358)

Loss per share attributable to Lone Star Gold, Inc. stockholders
Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	115,399,368	115,299,920	117,014,206	115,299,920

 (The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated from November 26, 2007 (Date of Inception) to June 30, 2011
Operating Activities
Net loss	$(111,292)	$(13,669)	$(279,358)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on redemption of common stock	(5,161)	–	(5,161)

Changes in operating assets and liabilities:
Interest receivable	(8,647)	344	(9,839)
Accounts payable	22,214	2,698	50,940

Net Cash Used In Operating Activities	(102,886)	(10,627)	(243,418)

Investing Activities

Note receivable extended to Related Party	(295,000)	–	(585,000)

Net Cash Used in Investing Activities	(295,000)	–	(585,000)

Financing Activities

Proceeds from advances – related party	–	5,176	56,484

Proceeds from sale of common stock	400,000	–	784,025

Net Cash Provided By Financing Activities	400,000	5,176	840,509

Net change in Cash	2,114	(5,451)	12,091

Cash - Beginning of Period	9,977	6,099	–

Cash - End of Period	$12,091	$648	$12,091

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions:
Redemption of common stock	$600,000	$–	$600,000
Issuance of noncontrolling interest for subscription receivable	$1,500	–	$1,500
Forgiveness of advances – related party	$–	$–	$17,574

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from November 26, 2007 (Date of Inception) to June 30, 2011

					Deficit
					Accumulated
			Additional	Subscript-	During the	Non-
	Common Stock		Paid-in	ion	Exploration	controlling
	Shares	Par Value	Capital	Receivable	Stage	Interests	Total

Balance – November 26, 2007 (Date of Inception)	–	$–	$–	$–	–	$–	–

Net loss for the period	–	–	–	–	–	–	–

Balance – December 31, 2007	–	–	–	–	–	–	–

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	–	–	–	3,000

at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	–	–	–	24,525

at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	–	–	–	56,500

Net loss for the year – (Restated)	–	–	–	–	(13,983)	–	(13,983

Balance – December 31, 2008 – (Restated)	115,299,920	115,300	(31,275)	–	(13,983)	–	70,042

Net loss for the year	–	–	–	–	(93,034)	–	(93,034)

Balance – December 31, 2009	115,299,920	115,300	(31,275)	–	(107,017)	–	(22,992

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	–	–	–	300,000

Forgiveness of advances – related party	–	–	17,574	–	–	–	17,574

Net loss for the year	–	–	–	–	(61,049)	–	(61,049)

Balance – December 31, 2010	121,299,920	121,300	280,299	–	(168,066)	–	233,533
Sale of common stock for cash and warrants	6,000,000	6,000	294,000	–	–	–	300,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	–	–	–	(600,000)
Sale of common stock for cash and warrants	–	–	100,000	–	–	–	100,000
Formation of subsidiary	–	–	–	(1,500)	–	1,500	(1,500)
Net loss for the period	–	–	–	–	(105,292)	(6,000)	(111,292)
Balance – June 30, 2011	115,299,920	$115,300	$86,299	$(1,500)	(273,358)	$(4,500)	(77,759)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(unaudited)

1.	Nature of Operations and Continuance of Business

Lone Star Gold, Inc. (the “Company” or “Lone Star”), formerly known as Keyser Resources, Inc. (“Keyser”), was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

On May 10, 2011, stockholders holding at least a majority of the issued and outstanding shares of Common Stock, acting by written consent, adopted resolutions that approved a change in the Company’s name from “Keyser Resources, Inc.” to “Lone Star Gold, Inc.”, an increase in the number of authorized shares of common stock to 150,000,000 and a 20:1 forward stock split.  Share information throughout these financial statements and footnotes have been presented retroactively of the stock split.

On May 31, 2011, the Company acquired 70% of the capital stock of Metales HBG, S.A. de C.V. (“Metales”), in order to acquire an interest in certain gold mining concessions in Chihuahua, Mexico.  See Footnote 4 to the Financial Statements and Item 2, Management’s Discussion and Analysis – Our Business.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, the Company has accumulated losses of $273,358 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, and for the period November 26, 2007 (inception) to June 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the periods ended June 30, 2011 and 2010, and for the period November 26, 2007 (inception) to June 30, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010.  An additional advance from Mr. Bideaux of $38,910 remains unpaid.

The Company made four separate loans to American Liberty Petroleum Corp., a Nevada corporation (“ALP”) in late 2010 and early 2011.  Alvaro Vollmers, the sole director and officer of ALP, was the sole director and officer of the Company until his resignation on March 29, 2011.

Lone Star Gold Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(unaudited)

On December 6, 2010, ALP borrowed $290,000 from the Company  (the “Initial Loan”). On January 7, 2011, ALP borrowed $200,000 from the Company (the “Second Loan”). The Promissory Note (the “Initial Note”) executed by ALP in connection with the Initial Loan and the Promissory Note (the “Second Note”) executed by ALP in connection with the Second Loan contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon was due and payable on February 28, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of ALP, without penalty or premium.  None of the Notes was secured by any assets of ALP.

On February 28, 2011, ALP executed an Amended and Restated Promissory Note that amended and restated the Initial Note in its entirety, and extended the maturity date to June 30, 2011, and an Amended and Restated Promissory Note that amended and restated the Second Note in its entirety, and extended the maturity date to June 30, 2011.  Except for the extension of the maturity date, the terms of payment (including the interest rate) remained the same.

Also on February 28, 2011, ALP borrowed $50,000 from the Company (the “Third Loan”). Finally, on March 8, 2011, ALP borrowed an additional $45,000 from the Company (the “Fourth Loan”). Both the Promissory Note (the “Third Note”) executed by ALP in connection with the Third Loan and the Promissory Note (the “Fourth Note”) executed by ALP in connection with the Fourth Loan contained identical payment terms as the Initial Note and the Second Note, except for a maturity date of June 30, 2011.

On  March 28, 2011, ALP and the Company executed a Second Amended and Restated Promissory Note that amends and restates the Initial Note in its entirety, and extends the maturity date to April 30, 2011,  a Second Amended and Restated Promissory Note that amends and restates the Second Note in its entirety, but extends the maturity date to April 30, 2011, an Amended and Restated Promissory Note that amends and restates the Third Note in its entirety, but extends the maturity date to April 30, 2011, and an Amended and Restated Promissory Note that amends and restates the Fourth Note in its entirety, but extends the maturity date to April 30, 2011. Except for the extension of the maturity date, the terms of payment (including the interest rate) remain the same.

The Company obtained the funds subsequently loaned to ALP from the private placements of Units, consisting of Common Stock and Warrants to purchase Common Stock, to New World Petroleum Investments (“New World”).

On April 13, 2011, the Company and New World executed a Redemption Agreement, whereby the Company redeemed all of the shares of Common Stock and the Warrants that New World owned (consisting of the 600,000 shares of Common Stock and Warrants to purchase 600,000 shares of Common Stock obtained in private placements of Units), and in consideration for the Common Stock and Warrants assigned to New World the four Promissory Notes described above. As a result of the Redemption Agreement, the Company no longer holds the Promissory Notes, and New World owns no shares of Common Stock or other securities of the Company.

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

On June 30, 2011, the Company entered into an agreement to issue 100,000 Units to North American Gold Corp. in a private placement, for $1.00 per Unit, with each Unit consisting of one share of Common Stock and one Warrant to purchase a share of Common Stock at $1.20 at any time until June 30, 2014, for cash proceeds of $100,000.  The fair market value of the Warrants on the date of issuance was $15,467.  See Part II, Item 2, Unregistered Sales of Equity Securities.

Lone Star Gold Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011
(unaudited)

4.	Commitments

On May 31, 2011, the Company acquired 70% of the issued and outstanding shares of the capital stock of Metales HBG, S.A. de C.V. (“Metales”).  The remaining 30% of the issued and outstanding capital stock of Metales is owned by Homero Bustillos Gonzalez (“Gonzalez”).  On June 10, 2011, Gonzalez assigned to Metales eight (8) gold and silver mining concessions related to the “La Candelaria” property located in the town of Guachochi, state of Chihuahua, Mexico (the “Concessions”).  The Concessions cover 800 hectares, or approximately 1,976 acres.

5.	Subsequent Events

Gonzalez transferred the Concessions to Metales pursuant to an agreement with a third party, American Gold Holdings, Ltd. (“American Gold”).  On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. See Part II, Item 2, Management, Discussion and Analysis – Our Business below. Pursuant to the Assignment Agreement (which has an effective date of June 10, 2011), the Company has agreed to take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.
The Company will issue 125,000 shares of its Common Stock to American Gold as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Concessions, on or before September 16, 2011.

2.	The Company must pay Gonzalez an additional $125,000 before January 11, 2012 as payment for the purchase price for the Concessions.
3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).
4.	The Company will issue 300,000 shares of its Common Stock to Gonzalez on or before September 16, 2011.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Property.  Metales is obligated to undertake work necessary to bring the existing geological survey on the Property up to NJ 43-101 standards.  The Company advanced $20,000 to Metales in June 2011 in order to initiate this work, which will be credited to the $150,000 due for the first year under the Work Plan.

The Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first.  In addition, the Company is obligated to issue 1,000,000 shares of its Common Stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America.  Finally, if the Company fails to comply with all its obligations under the Option Agreement before June 10, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not vested as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

This Form 10-Q contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances, and the failure by us to successfully develop business relationships.

COMPANY HISTORY

We are a start-up exploration stage company in the business of gold and mineral exploration, acquisition and development, without significant operations to date. Our principal office is located at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico 87110. Our telephone number is (505) 563-5828.

Lone Star Gold, Inc., formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007.  On the date of the Company’s incorporation,  Maurice Bidaux was appointed to serve as the sole Director.  Mr. Bidaux was then appointed President, Principal Financial Officer, Principal Accounting Officer and Secretary of the Company.

At inception, the Company's business focus was gold and copper exploration. On June 11, 2008, the Company signed an option agreement (the “Bearclaw Option Agreement”) with Bearclaw Capital Corporation to acquire a 90% mineral interest in the Rey Lake Property, which is located in the Nicola Mining Division of British Columbia, 45 kilometers north-west of Merrit, British Columbia, Canada.  The Bearclaw Option Agreement allowed the Company to acquire the interest in the Rey Lake property by making exploration expenditures totaling approximately $320,000 over a period of time, with final payments due by September 30, 2010.  The Company made payments totaling $21,506 but failed to make all required payments by September 30, 2010, and forfeited the right to exercise the option.

On November 17, 2010, the Company underwent a change in ownership and management when Mr. Bideaux sold all of his shares of common stock in the Company to Alvaro Vollmers and John Rhoden.  In connection with the sale of his controlling interest in the Company, Mr. Bidaux resigned as a director and officer of the Company and Mr. Vollmers and Mr. Rhoden elected Mr. Vollmers to serve as sole director of the Company.  Mr. Vollmers subsequently appointed himself President, Secretary and Treasurer of the Company.

After Mr. Vollmers replaced Mr. Bideaux as the sole director of the Company, the Company abandoned its plan to pursue the development and exploration of the mineral rights subject to Bearclaw Option Agreement.

On January 24, 2011, the Company entered into an Agreement and Plan of Merger with American Liberty Petroleum Corp., a Nevada corporation (“ALP”), and its wholly-owned subsidiary, True American Energy Corporation, a Nevada corporation (“TAEC”). The Merger Agreement provided that TAEC would merge with and into the Company, with the Company being the surviving corporation. ALP is another public company in which Mr. Rhoden and Mr. Vollmers were investors. Alvaro Vollmers, who was the sole director and officer of the Company until March 29, 2011, was also serving as the sole director and officer of ALP.

As a result of the planned merger, the Company would have acquired an option to purchase certain oil and gas properties located in Nevada. The option was granted pursuant to an option agreement (the “Desert Discoveries Option Agreement”) between ALP and Desert Discoveries, Inc., a Nevada corporation, which had been assigned by ALP to TAEC. If the merger had been consummated, the Company would have had the right to acquire the oil and gas properties by paying the purchase price for the properties. However, the parties failed to satisfy all conditions precedent to the merger, and thus Merger Agreement was terminated by agreement of all parties on March 18, 2011.

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

After the merger agreement had been terminated, New World advised the Company that it preferred to invest in ALP instead of the Company, due to the fact that the Option Agreement would not be transferred to the Company in the previously-anticipated merger. At the request of New World, the Company then redeemed all of the securities of the Company that New World owned, consisting of shares of common stock and warrants to purchase common stock, and in exchange for the redemption assigned the four Promissory Notes described in Note 2 to the Financial Statements to New World. ALP has indicated in its public filings that New World used the Promissory Notes as consideration for 10,500,000 shares of common stock of ALP, and warrants to purchase 10,500,000 additional shares of common stock of ALP, which were issued to New World in a private placement in April, 2011.

On March 29, 2011, the Company underwent another change in management.  On March 29, 2011, Mr. Vollmers sold all of his shares of Common Stock of the Company to Dan M. Ferris.  Mr. Vollmers resigned as sole director and officer of the Company at the time of sale.  Mr. Rhoden, Mr. Ferris and a third shareholder elected Mr. Ferris to serve as the sole director.  Mr. Ferris subsequently appointed himself President, Secretary and Treasurer.

OUR BUSINESS

Following the appointment of Dan Ferris as sole director and officer of the Company, the Company changed its focus to that of a company engaged in the acquisition, exploration and development of gold and silver mining properties.  To further reflect this change in business focus, the Company changed its name to “Lone Star Gold, Inc.” on June 14, 2011.  In addition, to create a more flexible capital structure, the Company increased the number of authorized shares of its Common Stock from 75,000,000 to 150,000,000 on June 14, 2011.  A 20:1 forward stock split was declared to stockholders of record as of June 17, 2011.

On May 31, 2011, the Company acquired 70% of the issued and outstanding shares of the capital stock of Metales HBG, S.A. de C.V. (“Metales”), a company organized under the laws of Mexico.  The remaining 30% of the issued and outstanding capital stock of Metales is owned by Homero Bustillos Gonzalez (“Gonzalez”).  Although the Company is the controlling shareholder of Metales, Mr. Ferris is not currently a board member or officer of Metales.

On June 10, 2011, Gonzalez assigned to Metales eight (8) gold and silver mining concessions (the “Concessions”) covering property located in the town of Guachochi, state of Chihuahua, Mexico.  The Concessions cover 800 hectares, or approximately 1,976 acres.  Four of the Concessions expire in 2059, with the remainder expiring in 2060.  The Company has been advised that the transfer of the Concessions is in the process of being registered with the appropriate Mexican authorities, and neither Metales nor the Company has commenced any meaningful exploration work of the Concessions at this time.

Gonzalez transferred the Concessions to Metales pursuant to an agreement with a third party, American Gold Holdings, Ltd., a company formed under the laws of the British Virgin Islands (“American Gold”).  American Gold paid Gonzalez an aggregate of $125,000 prior to the formation of Metales, as required by its agreement with Gonzalez.  On August 17, 2011 (but effective as of June 10, 2011), in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez.  In connection with the execution of the Assignment Agreement, American Gold released any claims against the Company, Metales or Gonzalez in connection with the $125,000 payment it made to Gonzalez, the LOI or Option Agreement, or the Assignment Agreement.

Pursuant to the Assignment Agreement, the Company has agreed to take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.
The Company will issue 125,000 shares of its Common Stock to American Gold as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Concessions on or before September 16, 2011.

2.	The Company must pay Gonzalez an additional $125,000 before January 11, 2012 as payment for the purchase price for the Concessions.
3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).
4.	The Company will issue 300,000 shares of its Common Stock to Gonzalez on or before September 16, 2011.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Concessions.  Metales is obligated to undertake work necessary to bring the existing geological survey on the property up to NJ 43-101 standards.  The Company advanced $20,000 to Metales in June 2011 in order to initiate this work, which will be credited to the $150,000 due for the first year under the Work Plan.

The Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first. In addition, the Company is obligated to issue 1,000,000 shares of its Common Stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America.

If the Company fails to comply with all its obligations under the Option Agreement before June 10, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.

Employment Agreement. On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 in each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or, at any time, for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not vested as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.

Office Lease.  On April 27, 2011, the Company signed a 6-month lease for its office at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico.

Results of Operations

We have not generated any revenue since our inception.  For the periods below, we had the following expenses:

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated Deficit from November 26, 2007 to June 30, 2011

General and administrative	$106,683	$5,136	$125,100	$13,272	$259,605
Exploration	-	-	-	397	22,273
Management fees	-	-	-	-	12,480
	$106,683	$5,136	$125,100	$13,669	$294,358

For the three months ended June 30, 2011, we incurred $106,683 for general and administrative expenses.  For the three months ended June 30, 2010, we incurred $5,136 in general and administrative costs.  The increase in general and administrative expenses of $101,547 was due to increased legal fees of $14,862,  increased professional fees of $77,885, travel costs associated with the formation of our subsidiary in Mexico of $7,966 and printing costs of $834.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of June 30, 2011 and December 31, 2010:

	June 30, 2011 ($)	December 31, 2010 ($)

Cash	12,091	9,977
Current Liabilities	89,850	67,636
Working Capital	(77,759)	233,533

Stockholders’ Equity (Deficit)	(77,759)	233,533

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $3,000 to prepare our quarterly financial statements and approximately $7,000 to prepare our annual financial statements.

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

Item 4.Controls and Procedures.

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

PART II
OTHER INFORMATION

Item 1.Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve the Company.

Item 1A.Risk Factors.

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2011, the Company entered into an agreement to issue 100,000 Units to North American Gold Corp., a company organized under the laws of the Marshall Islands, in a private placement for $1.00 per Unit, or an aggregate of $100,000.  Each Unit consisted of one share of Common Stock, and one Warrant to purchase a share of Common Stock for $1.20 per share at any time before June 30, 2014.  A portion of the proceeds of the private placement were used to make a payment of $20,000 to Metales, which was used for geological expenses and sediment sample studies, pursuant to the Work Plan, fuel, travel, security and taxes.  The remainder of the proceeds will be used to fund general operating expenses of the Company.

Neither the Units, nor the shares of Common Stock and Warrants comprising the Units, were registered under the Securities Act of 1933. The private placement was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. The Investor has represented to the Company that it is not a US person as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5.Other Information.

None.

Item 6.Exhibits.

10.3	Assignment Agreement by and among the Company, American Gold Holdings, Ltd and Homero Bustillos Gonzalez dated to be effective as of June 10, 2011

10.4	Employment Agreement dated July 12, 2011, between the Company and Dan M. Ferris

31.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	August 22, 2011