Form 10-Q/A
period 2011-06-30
Lone Star Gold, Inc.
filed 2011-09-12
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of August 19, 2011 was 115,399,920.

EXPLANATORY NOTE

Lone Star Gold, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 22, 2011 (the “Original Filing Date”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the Original Filing Date.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred after the Original Filing Date and does not modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Item 6.Exhibits.

10.3*	Assignment Agreement by and among the Company, American Gold Holdings, Ltd and Homero Bustillos Gonzalez dated to be effective as of June 10, 2011

31.1*	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*Previously filed with or incorporated by reference in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 22, 2011.
**Furnished herewith.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	September 12, 2011

13