Form 10-Q
period 2011-09-30
Lone Star Gold, Inc.
filed 2011-11-10
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

N/A
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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of November 7, 2011 was 116,517,096.

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 and from November 26, 2007 (Date of Inception) to September 30, 2011 (Unaudited)	2
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and from November 26, 2007 (Date of Inception) to September 30, 2011 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 26, 2007 (Date of Inception) to September 30, 2011 (Unaudited)	4
	Notes to the Consolidated Financial Statements (unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
	Item 4. Controls and Procedures	13
Part II –	Other Information
	Item 1. Legal Proceedings	14
	Item 1A. Risk Factors	14
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
	Item 3. Defaults upon Senior Securities	14
	Item 4. (Removed and Reserved)	14
	Item 5. Other Information	14
	Item 6. Exhibits	14
Signatures		14
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets

Cash	$111,231	$9,977
Prepaid expenses	4,700	-
Notes and interest receivable from related party	-	291,192
Total current assets	115,931	301,169

Property and equipment, net	10,588	-
Total Assets	$126,519	$301,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$22,567	$5,726
Accrued liabilities	-	23,000
Due to related party	38,910	38,910
Total current liabilities	61,477	67,636
Total Liabilities	61,477	67,636

Commitments

Stockholders’ Equity

Common stock, 150,000,000 shares authorized, $0.001 par value; 116,163,015 and 121,299,920 shares issued and outstanding as of September 30, 2011 and December 31, 2010 respectively.	116,163	121,300

Additional paid-in capital	1,033,865	280,299

Subscription receivable	(1,500)	-

Deficit accumulated during the exploration stage	(1,067,671)	(168,066)

Total Lone Star Gold, Inc. stockholders’ equity	80,857	233,533

Noncontrolling interest in subsidiary	(15,815)	-

Total Stockholders’ Equity	65,042	233,533

Total Liabilities and Stockholders’ Equity	$126,519	$301,169

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Accumulated from November 26, 2007 (Date of Inception) to September 30, 2011

Revenue	$–	$–	$–	$–	$–

Expenses

General and administrative	92,699	13,468	217,799	26,740	352,304
Exploration costs	453,750	–	453,750	397	476,023
Management fees	259,179	–	259,179	–	271,659

Total Expenses	(805,628)	(13,468)	(930,728)	(27,137)	(1,099,986)

Other income
Interest income	–	–	8,647	–	9,839
Gain on redemption of common stock	–	–	5,161	–	5,161

Total other income	–	–	13,808	–	15,000

Loss before income taxes	(805,628)	(13,468)	(916,920)	(27,137)	(1,084,986)

Provision for Income Tax	–	–	–	–	–

Net Loss for the Period	(805,628)	(13,468)	(916,920)	(27,137)	(1,084,986)

Net loss attributable to noncontrolling interest	11,315	–	17,315	–	17,315

Net loss attributable to Lone Star Gold, Inc.	$(794,313)	$(13,468)	$(899,605)	$(27,137)	$(1,067,671)

Loss per share attributable to Lone Star Gold, Inc. stockholders
Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	115,398,833	115,299,920	119,827,393	115,299,920

 (The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Accumulated from November 26, 2007 (Date of Inception) to September 30, 2011
Operating Activities
Net loss	$(916,920)	$(27,137)	$(1,084,986)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	512	–	512
Stock based compensation expense	219,179	–	219,179
Shares issued for exploration expenses	429,250		429,250
Gain on redemption of common stock	(5,161)	–	(5,161)

Changes in operating assets and liabilities:
Prepaid expenses	(4,700)	344	(4,700)
Interest receivable	(8,647)	–	(9,839)
Accounts payable and accrued liabilities	(6,159)	3,252	22,567
Net Cash Used In Operating Activities	(292,646)	(23,541)	(433,178)

Investing Activities
Purchase of property and equipment	(11,100)	–	(11,100)
Note receivable extended to Related Party	(295,000)	–	(585,000)
Net Cash Used in Investing Activities	(306,100)	–	(596,100)

Financing Activities
Proceeds from advances – related party	–	17,574	56,484
Proceeds from sale of common stock	700,000	–	1,084,025
Net Cash Provided By Financing Activities	700,000	17,574	1,140,509

Net change in Cash	101,254	(5,967)	111,231
Cash - Beginning of Period	9,977	6,099	–

Cash - End of Period	$111,231	$132	$111,231

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash Transactions:
Redemption of common stock	$600,000	$–	$600,000
Issuance of noncontrolling interest for subscription receivable	$1,500	$–	$1,500
Forgiveness of advances – related party	$–	$–	$17,574

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from November 26, 2007 (Date of Inception) to September 30, 2011

					Deficit
					Accumulated
			Additional	Subscript-	During the	Non-
	Common Stock		Paid-in	ion	Exploration	controlling
	Shares	Par Value	Capital	Receivable	Stage	Interests	Total

Balance – November 26, 2007 (Date of Inception)	–	$–	$–	$–	–	$–	–

Net loss for the period	–	–	–	–	–	–	–

Balance – December 31, 2007	–	–	–	–	–	–	–

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	–	–	–	3,000

at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	–	–	–	24,525

at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	–	–	–	56,500

Net loss for the year – (Restated)	–	–	–	–	(13,983)	–	(13,983)

Balance – December 31, 2008 – (Restated)	115,299,920	115,300	(31,275)	–	(13,983)	–	70,042

Net loss for the year	–	–	–	–	(93,034)	–	(93,034)

Balance – December 31, 2009	115,299,920	115,300	(31,275)	–	(107,017)	–	(22,992)

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	–	–	–	300,000

Forgiveness of advances – related party	–	–	17,574	–	–	–	17,574

Net loss for the year	–	–	–	–	(61,049)	–	(61,049)

Balance – December 31, 2010	121,299,920	121,300	280,299	–	(168,066)	–	233,533
Sale of common stock for cash and warrants	6,438,095	6,438	693,562	–	–	–	700,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	–	–	–	(600,000)

Formation of subsidiary	–	–	–	(1,500)	–	1,500	–

Stock based compensation	–	–	219,179	–	–	–	219,179
Shares issued for exploration costs	425,000	425	428,825	–	–	–	429,250

Net loss for the period	–	–	–	–	(899,605)	(17,315)	(916,920)
Balance – September 30, 2011 (unaudited)	116,163,015	$116,163	$1,033,865	$(1,500)	(1,067,671)	$(15,815)	65,042

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
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

On May 31, 2011, Metales HBG, S.A. de C.V. (“Metales”), a company organized under the laws of Mexico, was formed, with the Company owning 70% of the issued and outstanding capital stock.  The remaining 30% of the issued and outstanding capital stock of Metales was issued to Homero Bustillos Gonzalez (“Gonzalez”), an individual resident of Mexico.  On June 10, 2011, Gonzalez assigned to Metales eight (8) gold and silver mining concessions related to the “La Candelaria” property located in the town of Guachochi, state of Chihuahua, Mexico (the “Concessions”).  See Note 6 to these financial statements.  The Concessions cover 800 hectares, or approximately 1,976 acres.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has accumulated losses of $1,067,671 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, and for the period November 26, 2007 (inception) to September 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the periods ended September 30, 2011 and 2010, and for the period November 26, 2007 (inception) to September 30, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(unaudited)

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

On December 6, 2010, ALP borrowed $290,000 from the Company (the “Initial Loan”). On January 7, 2011, ALP borrowed $200,000 from the Company (the “Second Loan”). The unsecured Promissory Note (the “Initial Note”) executed by ALP in connection with the Initial Loan and the unsecured Promissory Note (the “Second Note”) executed by ALP in connection with the Second Loan contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon was due and payable on February 28, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of ALP, without penalty or premium.

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

Also on February 28, 2011, ALP borrowed $50,000 from the Company (the “Third Loan”). Finally, on March 8, 2011, ALP borrowed an additional $45,000 from the Company (the “Fourth Loan”). Both the Promissory Note (the “Third Note”) executed by ALP in connection with the Third Loan and the Promissory Note (the “Fourth Note”) executed by ALP in connection with the Fourth Loan contained identical payment terms as the Initial Note and the Second Note, as amended, including the extended maturity date of June 30, 2011.

On  March 28, 2011, ALP and the Company executed a (i) Second Amended and Restated Promissory Note that amends and restates the Initial Note in its entirety, and extends the maturity date to April 30, 2011, (ii) a Second Amended and Restated Promissory Note that amends and restates the Second Note in its entirety, but extends the maturity date to April 30, 2011, (iii) an Amended and Restated Promissory Note that amends and restates the Third Note in its entirety, but extends the maturity date to April 30, 2011, and (iv) an Amended and Restated Promissory Note that amends and restates the Fourth Note in its entirety, but extends the maturity date to April 30, 2011. Except for the extension of the maturity date, the terms of payment (including the interest rate) of these notes remain the same.

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

3.	Property and equipment

Property and equipment consists of a used truck with a cost of $11,100 being depreciated over 2 years.  Accumulated depreciation at September 30, 2011 was $512.

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(unaudited)

4.	Equity Line of Credit

On August 29, 2011, the Company and North American Gold Corp., a company organized under the laws of the Marshall Islands (“North American”), executed an Investment Agreement (the “Investment Agreement”). Under the Investment Agreement, North American agreed to invest up to $15,000,000 to purchase shares of  the Company’s $0.001 par value common stock (the “Common Stock”), in increments of $100,000 or an integral multiple thereof, at the Company’s option at any time through August 31, 2013 (the “Open Period”). During the Open Period, the Company has the option to deliver a put notice (a “Put Notice”) to North American that states the number of shares of Common Stock the Company proposes to sell to North American (the “Put Shares”), and the price per share for those Put Shares (the “Share Price”). The Share Price is equal to 90% of the volume weighted average closing price of the Common Stock for the 20 Trading Days immediately preceding the date on which the Company sends the Put Notice. The closing for the sale of the Put Shares pursuant to a Put Notice shall take place no later than 10 Trading Days after the date on which the Company sends such Put Notice. A “Trading Day” is defined as a day in which the NASDAQ stock market or OTC Bulletin Board is open for business.  North American has the right to refuse to close any requested sale of Put Shares because of negative market conditions affecting the Common Stock.

The original Investment Agreement required the Company to use the net proceeds from the sale of the Put Shares to fund the exploration and development of gold and silver mining concessions in the La Candelaria project in Chihuahua, Mexico. On November 9, 2011, the Company and North American executed a First Amendment to Investment Agreement, which states that the Company shall use the net proceeds from the sale of Put Shares to fund operating expenses, working capital and general corporate activities related ot the exploration and development of gold and silver mining concessions held by the Company and/or a subsidiary in relation to the La Candelaria property, the Ocampo property, or any other properties agreed upon in advance by the Company and North American. A copy of the First Amendment to Investment Agreement is attached as Exhibit 10.10 to this Quarterly Report.

The sales of Put Shares will not be registered under the Securities Act of 1933, but will be issued under an exemption from the registration requirements of the Securities Act of 1933. Any Put Shares issued and sold to North American will be “restricted securities” and will be subject to applicable restrictions on resale.

5.	Common Stock

On December 3, 2010, the Company issued 6,000,000 Units (post split) to New World in a private placement, with each Unit consisting of one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $0.0625 at any time within 3 years, for cash proceeds of $300,000. The relative fair value of the warrants issued was $46,500.

On January 3, 2011, the Company issued 3,000,000 Units (post split) to New World in a private placement, with each Unit consisting one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $0.0625 at any time until January 3, 2014, for cash proceeds of $150,000. On January 6, 2011, the Company completed a private placement of an additional 3,000,000 Units (post split) to New World on similar terms, for cash proceeds of $150,000. The relative fair value of the warrants issued was $46,000.  All shares of common stock and warrants issued to New World have been redeemed.  See Note 2 above.

On June 30, 2011, the Company entered into an agreement to issue 100,000 Units to North American in a private placement, for $1.00 per Unit, with each Unit consisting one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $1.20 at any time until June 30, 2014, for cash proceeds of $100,000.  The relative fair market value of the warrants on the date of issuance was $15,467.  These shares were issued on August 23, 2011.

On August 29, 2011, the Company entered into an agreement to issue 100,000 Units to North American in a private placement, with each Unit consisting of one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $1.20 at any time until August 29, 2014, for cash proceeds of $100,000.  The relative fair market value of the warrants on the date of issuance was $44,000.  These shares were issued on September 15, 2011.

On August 17, 2011, the Company entered into an agreement to issue 300,000 shares of its $0.001 par value common stock to Homero Bustillos Gonzalez (“Gonzales”) in accordance with the Option Agreement discussed more fully in Note 6 below.  The fair market value of the common stock was $303,000 on the date of issuance. These shares were issued on September 16, 2011.

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(unaudited)

On August 17, 2001, the Company entered into an agreement to issue 125,000 shares of its $0.001 par value common stock to American Gold Holdings, Ltd. ("American Gold") as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Option Agreement discussed more fully in Note 6 below.  The shares were issued in the name of North American with the agreement of American Gold. The fair market value of the common stock was $126,250 on the date of issuance, September 15, 2011.

On September 14, 2011, the Company issued 238,095 shares of its $0.001 par value common stock to North American for gross proceeds of $200,000 pursuant to a Put Notice delivered under the Investment Agreement.

6.	Commitments

La Candelaria Property

On May 31, 2011, Metales was formed, with the Company owning 70% of the issued and outstanding shares of capital stock.  The remaining 30% of the issued and outstanding capital stock of Metales was issued to Gonzalez.  On June 10, 2011, Gonzalez assigned the Concessions to Metales.  The Concessions cover 800 hectares, or approximately 1,976 acres.

Gonzalez transferred the Concessions to Metales pursuant to an agreement with American Gold.    On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. Pursuant to the Assignment Agreement (which has an effective date of June 10, 2011), the Company has taken or will take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.
The Company issued 125,000 shares of its $0.001 par value common stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with Option Agreement (the “American Gold Shares”).

2.	The Company issued 300,000 shares of its $0.001 par value common stock, with a fair value of $303,000, to Gonzalez on September 16, 2011.
3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).

4.	The Company must pay Gonzalez an additional $125,000 before January 11, 2012.

The American Gold Shares were issued in the name of North American, with the agreement of American Gold.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Property.  Metales is obligated to undertake work necessary to bring the existing geological survey on the Property up to NJ 43-101 standards.  The Company advanced $20,000 to Metales in June 2011 in order to initiate this work, which will be credited to the $150,000 due for the first year under the Work Plan.  During the quarter ended September 30, 2011, the Company advanced $50,000 under the Work Plan.

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(unaudited)

6.	Commitments (cont’d)

The Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first.  Gonzalez has waived the exercise of his anti-dilution rights with respect to issuances of common stock to North American under the Investment Agreement.  In addition, the Company is obligated to issue 1,000,000 shares of its $0.001 par value common stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America.  Finally, if the Company fails to comply with all its obligations under the Option Agreement before June 10, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of the Company’s $0.001 common stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of common stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of common stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of common stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000.  The Company recognized $219,179 in expense related to the stock grant as of September 30, 2011.

Ocampo Property

On September 29, 2011, the Company entered into a 90-day exclusivity letter of intent (the “LOI”) with Antonio Aguirre Rascon (“Rascon”) to acquire a 70% interest in mining concessions covering approximately 570 hectares located in the municipality of Ocampo in the state of Chihuahua, Mexico (the “Ocampo Property”).  The Company paid Rascon $12,500 upon signing of the LOI.  The LOI is to serve as the basis for a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties.    If a Definitive Agreement is signed, the LOI contemplates the following payments:

•	$50,000 upon the execution of the Definitive Agreement;
•	$75,000 within 12 months of signing the Definitive Agreement; and
•	$112,500 within 24 months of signing the Definitive Agreement.

In addition, if a Definitive Agreement is reached, the Company will be obligated to provide a work commitment for the Ocampo Property of $1,750,000 over a three year period, as follows:

•	$250,000 within the first year after signing the Definitive Agreement;
•	$500,000 within the second year after signing the Definitive Agreement to be used for the development and construction of a concentrating plant; and
•	$1,000,000 within the third year after signing the Definitive Agreement.

Lone Star Gold, Inc.
(formerly known as Keyser Resources, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2011
(unaudited)

Further, the Company will issue 425,000 shares of its $0.001 par value common stock to Rascon as follows:

•	50,000 shares upon the execution of the Definitive Agreement;
•	75,000 within six months of signing the Definitive Agreement;
•	100,000 within twelve months after signing the Definitive Agreement; and
•	200,000 within twenty-four months after signing the Definitive Agreement.

Rascon will retain a 3% Net Smelter Returns Royalty (“NSR”) on the gross mineral production.  The Company will have the option to buy-out 2% of the NSR for $2,000,000.

7.	Subsequent events

On October 24, 2011, the Company sold 204,081 shares of its $0.001 par value common stock to North American for gross proceeds of $200,000 pursuant to a Put Notice delivered under the Investment Agreement.  The proceeds will be used to fund the Work Plan related to the La Candelaria project, for expenses related to the Ocampo LOI, and other operating expenses incurred by the Company.

On October 31, 2011, the Company entered into an agreement with a consultant to perform consulting services as requested by the Company. The contract calls for the consultant to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares of the Company's $0.001 par value common stock. The fair market value of the common stock on the date of grant was $118,500. The term of agreement is one year and it will automatically renew if not cancelled in writing 30 days prior to the end of the annual period.  A copy of the Consulting Agreement is attached on Exhibit 10.9 to this Quarterly Report.

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

General Overview

We are a start-up exploration stage company in the business of gold and mineral exploration, acquisition and development. Our principal office is located at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico 87110. Our telephone number is (505) 563-5828.

Agreements

On June 10, 2011, Homero Bustillos Gonzalez, an individual who is a resident of Mexico ("Gonzalez"), assigned to Metales HBG, S.A. de C.V, a company organized under the laws of Mexico ("Metales"), eight (8) gold and silver mining concessions (the “Concessions”) covering property located in the town of Guachochi, state of Chihuahua, Mexico.  The Concessions cover 800 hectares, or approximately 1,976 acres.  Seventy percent of the issued and outstanding capital stock of Metales is owned by the Company, with the remaining 30% owned by Gonzalez.

Gonzalez transferred the Concessions to Metales pursuant to an agreement previously entered into with a third party, American Gold Holdings, Ltd., a company formed under the laws of the British Virgin Islands (“American Gold”).  American Gold paid Gonzalez an aggregate of $125,000 prior to the formation of Metales, as required by its agreement with Gonzalez.  On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned to the Company all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez.  In connection with the execution of the Assignment Agreement, American Gold released any claims against the Company, Metales or Gonzalez in connection with the (i) $125,000 payment it made to Gonzalez, (ii) the Letter of Intent or Option Agreement, or (iii) the Assignment Agreement.

Pursuant to the Assignment Agreement, the Company has taken or has agreed to take the following actions that are required under the Option Agreement and the Letter of Intent, in connection with transfer of the Concessions to Metales:

1.
The Company has issued 125,000 shares of its Common Stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Option Agreement.  The shares were issued in the name of North American in satisfaction of the Company’s obligations under the Assignment Agreement, with the agreement of American Gold.

2.	The Company has issued 300,000 shares of its Common Stock to Gonzalez.
3.	The Company must pay Gonzalez an additional $125,000 before January 11, 2012.
4.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).

Gonzalez retains a 2% Net Smelter Returns Royalty on the Concessions.  In addition, the Company is obligated to issue 1,000,000 shares of its Common Stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America.  Metales is obligated to undertake work necessary to bring the existing geological survey on the property up to NJ 43-101 standards.  The Company advanced $20,000 to Metales in June 2011 and $50,000 during the quarter ended September 30, 2011 in order to initiate this work, which will be credited to the $150,000 per year due under the Work Plan. Finally, the Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first.  Gonzalez has waived the exercise of his anti-dilution rights with respect to issuances of Common Stock to North American under the Investment Agreement.

If the Company fails to comply with all its obligations under the Option Agreement before January 11, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.

A copy of the Option Agreement is attached as Exhibit 10.8 to this Quarterly Report.  A copy of the Assignment Agreement was filed as Exhibit 10.3 to the Company’s Quarterly Report filed on August 22, 2011.

The transfer of the Concessions to Metales must be registered under Mexican law. The Company has been advised that the transfer of the Concessions from Gonzalez to Metales is in the process of being registered with the appropriate Mexican authorities. Under Mexican law, a mining concession gives the holder both exploration and exploitation rights for any minerals found in the property. To maintain the concession, the holder must pay appropriate taxes, perform assessment work, comply with environmental laws, and file a production report each year with the appropriate authorities. Foreign individuals and companies wanting to hold concessions must do so through ownership in a Mexican corporation or through a joint venture, but may not hold mining concessions directly. The Company will rely on persons associated with Metales, and its employees and consultants in Mexico, to perform all acts necessary to comply with the legal requirements necessary to maintain the Concessions.

We are a start-up, exploration-stage company engaged in the search for gold and related minerals. No proven (measured) or probable (indicated) reserves have been established with respect to the La Candelaria project.  The La Candelaria project is without known reserves and the proposed program of exploration and development for the La Candelaria project is exploratory in nature. There is no assurance that a commercially viable mineral deposit, or reserve, exists on the property covered by the Concessions or can be shown to exist until sufficient and appropriate exploration is done, and a comprehensive evaluation of such work concludes that the extraction of such a mineral deposit, if found, can be economically and legally feasible.

LOI Regarding the Ocampo Property

On September 29, 2011, the Company entered into a letter of intent with Antonio Aguirre Rascon, a resident of Mexico (“Rascon”) (the “LOI”), to acquire a 70% interest in mining concessions covering approximately 570 hectares located in the municipality of Ocampo in the state of Chihuahua, Mexico (the “Ocampo Property”).  The LOI is to serve as the basis for a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties.  The Company is currently conducting due diligence on the Ocampo Property in order to evaluate whether or not to proceed with the Definitive Agreement.

If a Definitive Agreement has not been executed within 90 days of the date of the LOI, the LOI will expire unless extended by mutual agreement of the parties.  If a Definitive Agreement is reached, the purchaser of the mining concessions will be a to-be formed subsidiary of the Company organized under Mexican law.  The Company paid Rascon $12,500 upon the signing of the LOI.  The LOI contains a 90-day exclusivity clause, whereby Rascon will not negotiate with any other party with respect to a sale of the mining concessions within the 90-day period following the execution of the LOI.  See Note 6 to the Financial Statements.

Results of Operations

We have not generated any revenue since our inception.  We do not anticipate earning revenues until we have begun to commercially produce minerals from the Concessions or other mineral properties that we may own in the future.

For the periods below, we had the following expenses:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Accumulated Deficit from November 26, 2007 to September 30, 2011

General and administrative	$92,699	$13,468	$217,799	$26,740	$352,304
Exploration	453,750	-	453,750	397	476,023
Management fees	259,179	-	259,179	-	271,659
	$805,628	$13,468	$930,728	$27,137	$1,099,986

For the three months ended September 30, 2011, we incurred general and administrative expenses totaling $92,699.  This increase of $79,231 was due to increases as compared to the third quarter of 2011 as follows:  professional fees of $51,435, travel of $11,174, accounting and auditing fees of $13,767, legal fees of $1,605, depreciation expense of $512, and general expenses of $738.

In addition, we incurred aggregate costs of $453,750 related to our investment in Metales and expenditures under the Work Plan, as follows: $303,000 in stock compensation to Gonzalez, $126,250 in payments to North American related to the Option Agreement and $24,500 related to the Work Plan.

Management fees paid to our sole officer and director were $40,000, and $219,179 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement during the three months ended September 30, 2011, an increase of $259,179 from the three months ended September 30, 2010 as compared to the third quarter of 2010.

For the nine months ended September 30, 2011, we incurred $217,799 in general and administrative costs.  This increase of $191,059 was due to increases as follows: professional fees of $125,630, travel of $19,139, accounting and auditing fees of $30,233, legal fees of $10,451, depreciation expense of $512, and general expenses of $5,094.

In addition, we incurred aggregate costs of $453,750 related to our investment in Metales and expenditures under the Work Plan, as follows: $303,000 in stock compensation to Gonzalez, $126,250 in payments to North American related to the Option Agreement and $24,500 related to the Work Plan.

Management fees paid to our sole officer and director were $40,000, and $219,179 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement during the nine months ended September 30, 2011, an increase of $259,179 from the nine months ended September 30, 2010.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of September 30, 2011 and December 31, 2010:

	September 30, 2011 ($)	December 31, 2010 ($)

Cash	111,231	9,977
Current Liabilities	61,477	67,636
Working Capital	54,454	233,533

Stockholders’ Equity	65,042	233,533

We had cash of $111,231 as of September 30, 2011.  We have committed to fund $450,000 over the next three years under the Work Plan.  Because the Company has no revenues, we are dependent upon obtaining additional financing in order to fund our obligations under the Work Plan, and also to acquire the interests described in the Ocampo LOI, if a Definitive Agreement is executed.  While the Company has funded its exploratory program through the Investment Agreement and other sources of equity financing, there is no assurance that adequate financing on acceptable terms will continue to be available to us.  During the three months ended September 30, 2011, our sole source of financing was the proceeds of two private placements of Common Stock to North American.  See Part II, Item 2, Unregistered Sales of Equity Securities.  The net proceeds from those stock offerings were used to fund the Company’s operating expenses, the exploration activities under the Work Plan, and expenses associated with the Ocampo LOI.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting Plan

We intend to continue to have our outside accountants assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside accountant is expected to charge us approximately $3,000 to prepare our quarterly financial statements and approximately $7,000 to prepare our annual financial statements.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an absence of written policies and procedures for accounting and financial reporting, which are identified in our Annual Report on Form 10-K for the year ended December 31, 2010 as a material weakness in our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Quarterly Report and the risk factors discussed in our Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and our business. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.  If you decide to buy our Common Stock, you should be able to afford a complete loss of your investment.

The Company holds the Concessions through a Mexican subsidiary, Metales, in which it owns a 70% interest. Therefore, the Company’s ability to realize revenues from the project will depend in part upon the payment of dividends by Metales and thus is dependent on Mexican corporate and other law.

As a US company, Lone Star Gold cannot hold the Concessions directly. Instead, Mexican law requires that a company formed in Mexico own the Concessions. The Company has invested in Metales in order to comply with this law. Therefore, Metales must comply with Mexican laws regarding the declaration and payment of dividends in order to distribute profits to its stockholders, including the Company. If it fails to do so, the Company could fail to realize revenues from the project and you could lose all or part of your investment.

Our only significant asset is the capital stock of our subsidiary.

Our Company conducts substantially all its business operations through its sole subsidiary, Metales. We are wholly dependent, other than from our financing activities, on the cash flow of Metales, and dividends and distributions from Metales, to service any current or future obligations of the Company.

Risks Relating to Mining Activities

 We have no known mineral reserves and we may not find any gold or, if we find gold, it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to suspend operations.

The chance of finding gold or other mineral reserves on any individual parcel of land is almost infinitesimal. It is not uncommon to spend millions of dollars on a potential project, complete many phases of exploration and still not obtain reserves that can be economically exploited. Therefore, the chances of the Company finding economically viable mineral reserves are remote.

We have no known mineral reserves. Even if the Company finds gold deposits, it may not be of sufficient quantity to warrant recovery. Additionally, even if the Company finds gold deposits in sufficient quantity to warrant recovery, it ultimately may not be recoverable. Finally, even if any gold is recoverable, we may be unable to recover at a profit. Failure to locate deposits in economically recoverable quantities will cause us to cease operations.

We face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures.

Potential investors should be aware of the difficulties generally encountered by new mineral exploration companies and their high rate of failure. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter in our mining activities. These potential problems may lead to additional costs and expenses that exceed current estimates. Problems such as unusual or unexpected formations and other adverse conditions often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon the Concessions and acquire new properties for exploration. The acquisition of additional properties will depend on whether we possess sufficient capital resources at the time. If no funding is available, we may be forced to abandon our operations.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

We may not have access to all of the supplies and materials we need to explore our properties, which  could delay or suspend our operations.

Competition and unforeseen limited sources of supplies in the industry or in the region in which we operate could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We face intense competition in the mining industry.  We will have to compete for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Our properties are located in Mexico and are subject to changes in Mexican political conditions and government regulations.

The Concessions and the property that is the subject of the Ocampo LOI are located in Mexico. In the past, Mexico has been subject to political and social instability.  Change and uncertainty in Mexico could lead to changes in existing government regulations affecting mineral exploration and mining. Our business activities in Mexico may be adversely affected by changing governmental regulations relating to the mining industry. More generally, shifts in political conditions may increase the cost of conducting our business or maintaining our properties.  Finally, Mexico’s status as a developing country may make it more difficult to obtain required financing for our projects.

Our business operations may be adversely affected by social and political unrest in Chihuahua.

Our business operations could be negatively impacted if Chihuahua or other areas of Mexico experiences a period of social and political unrest.  Our exploration and construction program could be interrupted if we are unable to hire qualified personnel or if we are denied access to our properties.  We may be required to make additional expenditures to provide increased security in order to protect our property or personnel located at our sites.  Significant delays in exploration or increases in expenditures will likely have a material adverse effect on our financial condition and results of operations.

We require substantial funds merely to determine if mineral reserves exist on our Concessions.

Any potential development and production of minerals on our Concessions depends upon the results of exploration programs, feasibility studies and the recommendations of qualified engineers and geologists. Such activities require substantial funding. Before deciding to explore for, and then produce or develop, mineral reserves, we must consider several significant factors, including, but not limited to:

•	Costs of bringing the property into production;
•	Availability and costs of financing;
•	Ongoing costs of production;
•	Market prices for the products to be produced;
•	Environmental compliance regulations and restraints; and
•	Political climate and/or governmental regulation and control.

The Assignment Agreement, and the Option Agreement underlying the Assignment Agreement, obligates the Company to fund certain exploration costs under the Work Plan, and to make certain payments to Gonzalez. If we fail to satisfy those obligations, Gonzalez could demand a return of the Concessions.

Under the terms of the Option Agreement, if the Company fails to comply with its obligations to make expenditures under the Work Plan and to pay $125,000 to Gonzalez before January 11, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez. If this occurs, Company may be forced to cease operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2011, the Company issued 300,000 shares of Common Stock to Gonzalez, as part of the consideration paid to Gonzalez under the Assignment Agreement.  See Note 6 to the Financial Statements and Part II, Item 2, Agreements.

On September 15, 2011, the Company issued 125,000 shares of Common Stock to North American in repayment of the $125,000 that American Gold paid Gonzalez in connection with the Option Agreement. The shares were issued in the name of North American in satisfaction of the Company’s obligations under the Assignment Agreement, with the agreement of American Gold. In addition, the Company issued 100,000 Units to North American, with each Unit consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a price of $1.20 per share at any time before August 29, 2014.  The Units were issued to North American for gross proceeds of $100,000, which were used to fund the Work Plan related to the La Candelaria project. See Note 6 to the Financial Statements and Part II, Item 2, Agreements.

The Company issued 238,095 shares of Common Stock to North American pursuant to the Investment Agreement on September 14, 2011.  See Note 4 to the Financial Statements.  The Company sold each share of Common Stock at a price of $0.84 per share, resulting in gross proceeds of $200,000 to the Company.  The proceeds will be used to fund the Work Plan related to the La Candelaria project.

On October 24, 2011, the Company sold 204,081 shares of Common Stock to North American pursuant to the Investment Agreement for gross proceeds of $200,000.  The proceeds will be used to fund the Work Plan related to the La Candelaria project, for expenses related to the Ocampo LOI, and other operating expenses incurred by the Company.

On November 1, 2011, the Company issued 150,000 shares of Common Stock to Adam Whyte (“Whyte”), an individual who is a resident of Mexico. The shares were issued to Whyte as partial consideration under a Consulting Agreement dated October 31, 2011 between the Company and Whyte. A copy of the Consulting Agreement is attached as Exhibit 10.9 to this Quarterly Report.

Neither the Common Stock or Units issued to North American, nor the Common Stock issued to Gonzales or Whyte, were registered under the Securities Act.  The sales to North America, Gonzalez and Whyte were completed in reliance upon an exemption pursuant to Regulation S.  Each of Whyte and Gonzales has represented to the Company that he is not a US person as defined in Regulation S, and that he is acquiring the Common Stock for investment purposes only and not with a view towards distribution. North American has represented to the Company that it is not a US person as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.3
Assignment Agreement between American Gold Holdings, Ltd., Homero Bustillos Gonzalez and the Company dated August 17, 2011 (Incorporated by reference to the Company’s Quarterly Report filed on August 22, 2011)

10.8	Option Agreement between American Gold Holdings, Ltd. and Homero Bustillos Gonzalez dated January 11, 2011

10.9	Consulting Agreement between the Company and Adam Whyte dated October 31, 2011

10.10	First Amendment to Investment Agreement dated November 9, 2011, between the Company and North American Gold Corp.

31.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	November 10, 2011