Form 10-K
period 2011-12-31
Lone Star Gold, Inc.
filed 2012-03-27
CIK 1464865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

LONE STAR GOLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-159561	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6565 Americas Parkway NE, Suite 200, Albuquerque, NM 87110

(Address of principal executive offices)

Registrant's telephone number: (505) 563-5828

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2011 was $8,586,987.60, using 55,399,920 shares at $0.155 per share.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of March 23, 2012 there were 88,141,068 shares of common stock, $0.001 par value (“Common Stock”) of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward Looking Statements

This Form 10-K contains "forward-looking" statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly announce revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. BUSINESS

General Overview

We are a start-up exploration stage company in the business of gold and mineral exploration, acquisition and development. Our principal office is located at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico 87110. Our telephone number is (505) 563-5828.

Lone Star Gold, Inc., formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007.  The Company’s business was initially to acquire an option to purchase a mining interest in Canada. After a change in control in November 2010, the Company explored a merger with another company in order to obtain an option to purchase several oil and gas leases in the state of Nevada. A merger agreement was signed in January 2011. The then-current management of the Company decided not to pursue the merger, and the merger agreement was terminated by mutual agreement of the parties as of March 18, 2011.

On March 29, 2011, the Company underwent another change in management.  On March 29, 2011, Daniel M. Ferris was elected to serve as the sole director.  Mr. Ferris subsequently appointed himself President, Secretary and Treasurer.

Following the appointment of Daniel M. Ferris as sole director and officer of the Company, the Company has changed its focus to that of a company engaged in the acquisition, exploration and development of gold and silver mining properties. To further reflect this change in business focus, the Company changed its name to “Lone Star Gold, Inc.” on June 14, 2011. In addition, to create a more flexible capital structure, the Company increased the number of authorized shares of its Common Stock from 75,000,000 to 150,000,000 on June 14, 2011. A 20:1 forward stock split was declared to stockholders of record as of June 17, 2011.

Agreements

La Candelaria

On May 31, 2011, Metales HBG, S.A. de C.V. (“Metales”), a company organized under the laws of Mexico, was formed, with the Company owning 70% of the issued and outstanding shares of capital stock. The remaining 30% of the issued and outstanding capital stock of Metales was issued to Homero Bustillos Gonzalez, a resident of Mexico (“Gonzalez”). On June 10, 2011, Gonzalez assigned to Metales eight gold and silver mining concessions (the “Concessions”) covering property located in the town of Guachochi, state of Chihuahua, Mexico. The Concessions cover 800 hectares, or approximately 1,976 acres.

Gonzalez transferred the Concessions to Metales pursuant to an agreement previously entered into with a third party, American Gold Holdings, Ltd., a company formed under the laws of the British Virgin Islands (“American Gold”). American Gold paid Gonzalez an aggregate of $125,000 prior to the formation of Metales, as required by its agreement with Gonzalez. On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned to the Company all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. In connection with the execution of the Assignment Agreement, American Gold released any claims against the Company, Metales or Gonzalez in connection with the (i) $125,000 payment it made to Gonzalez, (ii) the LOI or Option Agreement, or (iii) the Assignment Agreement.

Pursuant to the Assignment Agreement, the Company has taken or has agreed to take the following actions that are required under the Option Agreement and the Letter of Intent, in connection with transfer of the Concessions to Metales:

1.	The Company has issued 125,000 shares of its Common Stock to North American Gold Corp, a company organized under the laws of the Marshall Islands (“North American”), as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Option Agreement. The shares were issued to North American in satisfaction of the Company’s obligations under the Assignment Agreement, with the agreement of American Gold.
2.	The Company has issued 300,000 shares of its Common Stock to Gonzalez.
3.	The Company has paid Gonzalez an additional $125,000.
4.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).

Gonzalez retains a 2% Net Smelter Returns Royalty on the Concessions. In addition, the Company is obligated to issue 1,000,000 shares of its Common Stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America. Metales is obligated to undertake work necessary to bring the existing geological survey on the property up to NI 43-101 standards. Finally, the Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first. Gonzalez has waived the exercise of his anti-dilution rights with respect to issuances of Common Stock to North American under the Investment Agreement.

If the Company fails to comply with all its obligations under the Option Agreement before January 11, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.

A copy of the Option Agreement was attached as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011. A copy of the Assignment Agreement was filed as Exhibit 10.3 to the Company’s Quarterly Report filed on August 22, 2011.

The Company advanced approximately $122,341 to Metales in the first year of the Work Plan, which, together with payments made to Gonzalez that were credited to the Work Plan, satisfied its obligations for that first year. The Company has paid approximately $50,000 towards the payments required in the second year of the Work Plan, and intends to make additional payments totaling $100,000 in 2012 as required under the Work Plan.

La Candelaria Concessions

The concession numbers, file numbers, dates of term, surface area and location of the Concessions are as follows:

Mine Concessions “La Candelaria”

Concession Number: 234759 File number: 016/37587 Term: August 14, 2009- August 13, 2059 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua	Concession Number: 234760 File number: 016/37588 Term: August 14, 2009- August 13, 2059 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua

Concession Number: 234761 File number: 016/37589 Term: August 14, 2009- August 13, 2059 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua	Concession Number: 234762 File number: 016/37590 Term: August 14, 2009- August 13, 2059 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua

Concession Number: 235690 File number: 016/38785 Term: February 16, 2010- February 15, 2060 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua	Concession Number: 235691 File number: 016/38786 Term: February 16, 2010- February 15, 2060 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua

Concession Number: 235692 File number: 016/38787 Term: February 16, 2010- February 15, 2060 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua	Concession Number: 235693 File number: 016/38788 Term: February 16, 2010- February 15, 2060 Surface Area: 100 hectares Municipality and State: Guachochi, Chihuahua

All references to “La Candelaria” herein refer to all eight concessions unless otherwise indicated.

The Concessions in the La Candelaria project are without known proven (measured) or probable (indicated) reserves, as defined under SEC Industry Guide 7, and the exploration program described in “History and Plan of Operation” below is exploratory in nature. See “No Proven or Probable Reserves” below.

The transfer of the Concessions to Metales must be registered under Mexican law. The Company has been advised that the transfer of the Concessions from Gonzalez to Metales is in the process of being registered with the appropriate Mexican authorities. Under Mexican law, a mining concession gives the holder both exploration and exploitation rights for any minerals found in the property. To maintain the concession, the holder must pay appropriate taxes, perform assessment work, comply with environmental laws, and file a production report each year with the appropriate authorities. Foreign individuals and companies wanting to hold concessions must do so through ownership in a Mexican corporation or through a joint venture, and they may not hold mining concessions directly. Because of those requirements, the Company will have to rely on persons associated with Metales, and its employees and consultants in Mexico, to perform all acts necessary to comply with the legal requirements necessary to maintain the Concessions.

Location and Access

The property covered by the Concessions is located approximately 125 miles southwest of the city of Chihuahua, Mexico, in the municipality of Guachochi. The town of Tonachi is approximately 3 miles southeast from the border of the Concessions. Guachochi may be reached by a paved road from all directions, including from Chihuahua. The road from Guachochi is an established paved road, with the final 20 miles (36 km) being good quality dirt roads capable of handling trucks and other vehicles. The closest airstrip is located just outside Guachochi, but Chihuahua remains the main hub.

A map of the location of the La Candelaria Concessions is set forth below:

History and Plan of Operation

The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”). The Work Plan consists of a 3-phase, $450,000 exploration program. Phase 1 exploration work includes mapping of the property; defining 10-15 core drill targets; and equipping a regional satellite office in Chihuahua to conduct work programs on the property while providing a secure sample transfer location for delivery to the ALS CHEMEX regional office/processing plant. The geological team will conduct layers of geo-chemical and geo-physical analysis of the entire property to increase the Company's geo-chemical data. In addition, the team will isolate surface areas of interest and define any underground structures and faults systems. Phase 2 exploration work will include drilling the initial targets identified in Phase 1. Phase 3 exploration work will include further defining underground structures in the most economical areas on the property based on previous drill results.

The Company has been involved in Phase 1 exploration, including gathering as much drill data as possible from the previously identified low sulphidation epithermal system; identifying drill targets; and beginning initial drilling. In terms of gathering data, existing data and the Company's new data (from approximately 150 rock chip, outcrop, quartz vein and sediment samples) will undergo a geo-physical study and ongoing analysis, including full spectral results. To date, much of the data has been mapped and processed in Lone Star's Chihuahua office. In November 2011, a team of Geologists drilled ten drill holes to a depth of approximately 200 meters (650 feet). The Company is waiting for the results of the drilling from the ALS CHEMEX laboratories. The Company has received initial drilling results from a local laboratory, which showed hydrothermal chemical alterations that have potential for a silver or gold deposit at deeper levels. Lone Star's VP of Exploration has suggested the need to drill deeper to further test the property's mineral potential. If results from the initial drilling stage indicate further drilling is justified, a larger drill unit will be used, capable of reaching depths of 500 meters or more (1,600 feet).

Mineralization

The mineralization is believed to be a low sulphadation epithermal deposit, likely caused by a nearby magma chamber or caldera. If that is true, then this would be classified as a large low grade deposit.

Mine Tailings Project.

On January 26, 2012, the Company, acting through a newly-formed subsidiary, entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), and Jaramillo formed a joint venture to process 1,200,000 tons of mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay.

The Tailings consists of approximately 1.2 million tons of mine tailings from previous mining activity in the Chihuahua area over the last 100 years or more. Mine tailings represent the refuse remaining after ore has been processed. The joint venture between Amiko Kay and Jaramillo (the “Joint Venture”) has been formed to re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.

As consideration for Jaramillo’s contribution of the right to process the Tailings to the Joint Venture, the Company paid Jaramillo $25,000 when it signed a letter of intent for a proposed acquisition of an interest in the Tailings, and another $75,000 when it signed the JV Agreement. The Company agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.

In addition, the Company or Amiko Kay will fund an amount up to $1,000,000 for the benefit of the Joint Venture over its first two years, as follows:

.	$250,000 within the first year of the Joint Venture for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

.	$750,000 within the second year of the Joint Venture for the construction of a heap leach system and floatation plant on the Property.

The Company may make an additional $250,000 available to the Joint Venture, if additional processing equipment is justified and required to maximize the liberation of precious metals in the Tailings material.

As further consideration, the Company is obligated to issue 600,000 shares of the common stock, $0.001 par value, of the Company (“Common Stock”), to Jaramillo as follows:

(a)	100,000 shares of Common Stock have been issued as of the date of this filing.

(b)	200,000 shares of Common Stock within 6 months of signing the JV Agreement.

(c)	300,000 shares of Common Stock within 12 months of signing the JV Agreement.

The shares of Common Stock will be restricted shares and are being issued with appropriate legends to that effect. Jaramillo executed a Share Issuance Agreement concurrently with the execution of the JV Agreement, with respect to the shares of Common Stock to be issued under the JV Agreement.

The Joint Venture will initially process 100-200 tons of the Tailings per day at a processing plant in Parral, a short distance from the Property. The Company plans for the amount processed to be increased up to 600-800 tons per day during the first year, depending on the Joint Venture’s ability to employ more equipment and workers at the Property and to complete construction of the heap leach system and flotation plant on the Property, as described in “History and Plan of Operation” below.

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”), and other activities of the Joint Venture. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the Joint Venture from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the operations of the Joint Venture.

Title to the Property and the Tailings will remain in Jaramillo’s name. Jaramillo will be responsible for obtaining all permits, approvals and authorizations associated with the processing of the Tailings. He is also responsible for causing the Joint Venture to comply with all applicable laws, rules and regulations, and to maintain insurance on the Property. Amiko Kay will have access to the Property and the Tailings at all times during the term of the JV Agreement.

Amiko Kay and Jaramillo will mutually develop plans and programs to process the Tailings. Jaramillo will prepare a detailed budget setting forth the expenses to be paid under the Work Commitment, which will be approved by Amiko Kay. Finally, Jaramillo will provide quarterly financial reports to Amiko Kay.

If either party defaults under the JV Agreement, the defaulting party’s rights to participate in the Joint Venture will be immediately suspended, and the defaulting party will have no right to share in the revenues of the Joint Venture until the breach is cured. If the defaulting party is Jaramillo, then Amiko Kay may perform the duties of Jaramillo under the Agreement. The nondefaulting party may also sue for damages incurred as a result of the event of default.

The JV Agreement will terminate upon completion of processing the Tailings, as determined by Amiko Kay in its sole discretion. If Jaramillo materially breaches the JV Agreement, Amiko Kay may terminate the JV Agreement upon 30 days notice to Jaramillo. Jaramillo has no right to terminate the JV Agreement before the processing of the Tailings is complete.

Jaramillo provides independent consulting services to the Company on the La Candelaria project. He acts as Vice President of Exploration on the La Candelaria project (although he is not an executive officer, or an employee, of the Company, Metales or Amiko Kay). See Item 10, Directors, Executive Officers and Corporate Governance, below.

Location

The Tailings Property (the “Property”) is identified as San Antonio del Potrero, Mineral de Jal, comprising approximately 75 hectares. It is registered with the San Antonio Ejido and the city of Hidalgo del Parral. The city of Hidalgo del Parral is located approximately 220 kilometers from the city of Chihuahua, Mexico. Hidalgo del Parral may be reached by a paved road from all directions, including from Chihuahua. The closest airport is located in Chihuahua.

A map of the location of the Tailings property is set forth below:

History and Plan of Operation

The Company has obtained the results of 29 test samples performed by ALS CHEMEX. The samples were taken from the Tailings in late 2010 by the previous owner.  The results of analysis of the test samples showed an average of 113 grams per ton of silver, with additional by-product of gold, zinc, lead and copper.  The Company expects to receive the results of recent testing performed on the Tailings in the next few weeks.

In addition, the Company’s consultants in Mexico performed additional testing by having a sample of approximately 40 kilograms (approximately 88 pounds) of ore processed and analyzed. Grade assays based on the sampling were received from SGM (Servicio Geologico Mexicano). The results of the analysis showed 115 grams per ton of silver and 0.7 grams per ton of gold, with 1% per ton of lead and zinc. The grade assays are not recognized as NI 43-101 standard.

The Tailings are without known proven (measured) or probable (indicated) reserves, as defined under SEC Industry Guide 7, and the exploration program described in “History and Plan of Operation” is exploratory in nature. See “No Proven or Probable Reserves” below.

In late February 2012, the Company began shipping 100 tons of Tailings per day to a processing plant.

The Company has decided to construct a basic wash plant and jig circuit on the property on which the Tailings are located. The wash plant’s simple processing circuit will separate the heavy, mineral-rich material from the lighter, worthless material in the Tailings. It is anticipated that the wash plant will have a capacity of approximately 30 tons of Tailings per hour. The Company expects the construction of the wash plant to cost approximately $70,000 and take between 6 to 8 weeks once construction has begun.

LOI Regarding the Ocampo Property

On September 29, 2011, the Company entered into a letter of intent (the “LOI”) with Antonio Aguirre Rascon, a resident of Mexico, to acquire a 70% interest in mining concessions covering approximately 570 hectares located in the municipality of Ocampo in the state of Chihuahua, Mexico (the “Ocampo Property”). The LOI was intended to serve as the basis for a definitive agreement to be negotiated between the parties. If the definitive agreement was not executed within 90 days of the date of the LOI, the LOI would expire unless extended by mutual agreement of the parties. The Company allowed the LOI to expire by its terms as of December 29, 2011.

No Proven or Probable Reserves

We are a start-up, exploration-stage company engaged in the search for gold and related minerals. No proven (measured) or probable (indicated) reserves have been established with respect to the La Candelaria project or the Tailings project, and the proposed program of exploration and development for the La Candelaria project and the Tailings project is exploratory in nature. There is no assurance that a commercially viable mineral deposit, or reserve, exists on the property covered by the Concessions or the Tailings project or can be shown to exist until sufficient and appropriate exploration is done, and a comprehensive evaluation of such work concludes that the extraction of such a mineral deposit, if found, can be economically and legally feasible.

Competition

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

Compliance with Governmental Regulation

The Company is committed to complying with all governmental and environmental regulations applicable to the Company, its properties and its business. Permits from a variety of regulatory authorities are required for many aspects of mine operation. The Company relies on its consultants in Mexico to obtain and maintain all permits, authorizations and approvals necessary or desirable to maintain our business and properties. The Company has been informed that it has the necessary permits and approvals to proceed with the operation of the Tailings joint venture, including a preliminary approval for the construction of a plant on the Tailings Property.

Employees

Currently, the sole employee of the Company is Daniel M. Ferris, our President, Treasurer, Secretary and sole director. Mr. Ferris is employed under an Employment Agreement, which is described more fully in Item 10, Directors, Executive Officers and Corporate Governance.

We engage independent contractors and consultants from time to time to consult with our geologic and exploration program. See Item 10, Directors, Executive Officers and Corporate Governance.

Subsidiaries

Our Company has two subsidiaries. Both Metales and Amiko Kay are companies organized under the laws of Mexico.

The Company owns 70% of the issued and outstanding shares of stock of Metales. Our President, Mr. Ferris, is the sole administrator of Metales. As sole administrator, he assumes the duties of a Board of Directors. Miguel Robles, the Company’s attorney in Mexico, and his associates have limited duties for the day-to-day operation of Metales.

The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. Miguel Robles, the Company’s attorney in Mexico, owns a 1% ownership interest to satisfy Mexican law requirements for there being at least two owners.

Intellectual Property

We do not own any patents or trademarks.

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

The Company is an exploration stage company with a history of operating losses and expects to continue to realize losses in the near future.  The Company currently has no operations that are producing revenue, and currently relies on investments by third parties to fund its business.  Even when the Company begins to generate revenues from operations, the Company may not become profitable or be able to sustain profitability.

The Company is an exploration stage company, and since inception, the Company has incurred significant net losses and has not realized any revenue from its operations.  The Company has reported a net loss of $1,697,717 from the date of inception through December 31, 2011.  The Company expects to continue to incur net losses and negative cash flow from operations in the near future, and we will continue to experience losses for at least as long as it takes our Company to generate revenue by selling Extracted Minerals from the Tailings, or through its mining operations. The size of these losses will depend, in large part, on whether the Company finds gold or other minerals in its properties and is able to extract and sell the minerals in a profitable manner.  To date, the Company has not had any operating revenues, nor has it found any minerals or developed any mineral deposits.  Because the Company does not yet have a revenue stream resulting from sales or other operations, there can be no assurance that the Company will achieve material revenues in the future.   Should the Company achieve a level of revenues that make it profitable, there is no assurance the Company can maintain or increase profitability levels in the future. An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) our lack of operating revenues since inception through the date of this Current Report; and (iii) our dependence on the sale of equity securities to continue in operation. We have signed an Investment Agreement with a third party, North American, for up to $15,000,000 through sales of our Common Stock. However, the investor has the option to refuse to fund any request for investment if market conditions are not favorable. We anticipate that we will incur increased expenses without realizing enough revenues from operations. We therefore expect to incur significant losses in the foreseeable future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to curtail or cease our operations. If this happens, you could lose all or part of your investment.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We do not have any material operating history, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, the Company has pursued the business of mineral exploration and development for a short time, and thus our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

The Company recently underwent two separate changes in management, and the current management had no experience in mining or mineral exploration prior to joining the Company.

The Company underwent a change in management in November 2010 and again in March 2011. The new director and sole executive officer of the Company was not previously an employee of or otherwise involved in the management of the Company. While Mr. Ferris has prior business experience, he had no prior experience in mining or mineral exploration or development before joining the Company.

Together, two of our stockholders have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

Mr. Ferris and one other stockholder currently own approximately 34.27% of our common stock on a fully diluted basis, as a group.  As a result, they could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition.  Any stockholders in favor of a matter that is opposed by these two stockholders would have to obtain a significant number of votes to overrule the collective votes of Mr. Ferris and the other principal stockholder.

Mr. Ferris is our sole director and officer and the loss of Mr. Ferris could adversely affect our business.

Since Mr. Ferris is currently our sole director and officer, if he were to die, become disabled, or leave our company, we would be forced to retain individuals to replace him. There is no assurance that we can find suitable persons to replace him if that becomes necessary. We have no “Key Man” life insurance at this time.

We may conduct further offerings in the future in which case investors' shareholdings will be diluted.

Since our inception, we have relied on sales of our common stock and warrants to fund our operations. The Investment Agreement grants North American the ability to buy a substantial number of shares of Common Stock of the Company in a series of private placement transactions at a price that is at a discount to the market price. In addition, under the Option Agreement, the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first, so any issuance of common stock or equivalents will result in even greater dilution because of the shares or share equivalents that will have to be issued to Jaramillo as a result. Finally, Jaramillo is entitled to 600,000 shares of Common Stock as partial consideration under the JV Agreement. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If Common Stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interests in us will be diluted. The result of this could reduce the value of current investors' stock.

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

The Company holds the Concessions through a Mexican subsidiary, Metales, in which it owns a 70% interest. Therefore, the Company’s ability to realize revenues from the La Candelaria project will depend in part upon the payment of dividends by Metales and thus is dependent on Mexican corporate and other law.

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

The chance of finding gold, silver or other mineral reserves on any individual parcel of land is almost infinitesimal. It is not uncommon to spend millions of dollars on a potential project, complete many phases of exploration and still not obtain reserves that can be economically exploited. Therefore, the chances of the Company finding economically viable mineral reserves are remote.

We have no known mineral reserves. Even if the Company finds gold or silver deposits, it may not be of sufficient quantity to warrant recovery. Additionally, even if the Company finds gold or silver deposits in sufficient quantity to warrant recovery, it ultimately may not be recoverable. Finally, even if any gold or silver is recoverable, we may be unable to recover at a profit. Failure to locate deposits in economically recoverable quantities will cause us to cease operations.

We face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures.

Potential investors should be aware of the difficulties generally encountered by new mineral exploration companies and their high rate of failure. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter in our mining activities. These potential problems may lead to additional costs and expenses that exceed current estimates. Problems such as unusual or unexpected formations and other adverse conditions often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon the Concessions and acquire new properties for exploration. The acquisition of additional properties will depend on whether we possess sufficient capital resources at the time. If no funding is available, we may be forced to abandon our mining operations.

The Tailings may fail to yield Extracted Minerals in amounts or grades that are sufficient to produce a steady source of revenue to the Joint Venture. If the Joint Venture fails to produce sufficient revenue to offset the substantial costs incurred in exploration and development of the site, we may lose all amounts invested in the Joint Venture.

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

The Concessions and Tailings are located in Mexico. In the past, Mexico has been subject to political and social instability. Change and uncertainty in Mexico could lead to changes in existing government regulations affecting mineral exploration and mining. Our business activities in Mexico may be adversely affected by changing governmental regulations relating to the mining industry. More generally, shifts in political conditions may increase the cost of conducting our business or maintaining our properties. Finally, Mexico’s status as a developing country may make it more difficult to obtain required financing for our projects.

Our business operations may be adversely affected by social and political unrest in Chihuahua, or by violence and crime in Mexico.

Both La Candelaria and the Mine Tailings Project are located in the state of Chihuahua, Mexico. Our business operations could be negatively impacted if Chihuahua or other areas of Mexico experiences a period of social and political unrest. Various areas in Mexico are affected by persistent violence and crime, which has been well-publicized in the US. Our exploration and construction program in La Candelaria, or the processing of the Tailings, could be interrupted if we are unable to hire qualified personnel or if we are denied access to our properties. We may be required to make additional expenditures to provide increased security in order to protect our property or personnel located at our sites. Significant delays in exploration or increases in expenditures will likely have a material adverse effect on our financial condition and results of operations.

Our operations in Mexico may be adversely affected by factors outside our control, such as changing political, local and economic conditions, any of which could materially adversely affect our financial position or results of operations.

The La Candelaria Concessions are mineral concessions granted by the Mexican government. We hold the Mine Tailings Project in a joint venture with a Mexican national.

Both of these projects are subject to the laws of Mexico. Exploration and potential development activities are potentially subject to political and economic risks, including:

•	Cancellation or renegotiation of contracts;
•	Competition from companies not subject to US laws and regulations, such as the Foreign Corrupt Practices Act;
•	Changes in Mexican laws and regulations;
•	Changes in tax laws;
•	Royalty and tax increases or claims by Mexican governmental authorities;
•	Expropriation or nationalization of property;
•	Foreign exchange controls;
•	Import and export regulations;
•	Environmental controls;
•	Risks of loss due to civil strife, war, guerilla activity, insurrection and terrorism;
•	Other risks arising out of foreign sovereignty over the areas in which our business is operated.

Our business in Mexico is dependent on our consultants.

We are almost entirely dependent on the services of consultants in Mexico to operate our business in Mexico and to advise the Company on matters vital to its continued viability and success. For example, Adam Whyte is responsible for overseeing the day to day operation of the La Candelaria property, while Miguel Jaramillo operates the Mine Tailings Project. We rely on such persons for advice on matters such as permitting and environmental compliance, as well as mining operations. In addition, we rely on legal counsel in Mexico to maintain the registration of our properties, to form our subsidiaries and to advise us on other matters involving Mexican law. The loss of these persons or our inability to attract and train additional skilled employees may adversely affect our business, future operations and financial condition.

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

There is no assurance that Extracted Minerals from the Tailings will be produced in amounts that will make the Joint Venture commercially viable.

The 1.2 million tons of Tailings located on the Property must be processed at a plant operated by a third party to determine whether any gold, silver or other minerals may be extracted. There is no assurance that any valuable minerals will be extracted after processing. Even if valuable minerals are extracted from the Tailings, there is no assurance that they will be in sufficient quantities, or of sufficient grades, to allow the processing to be commercially viable for the Company. If we cannot make a profit by processing the Tailings, the Joint Venture may fail, and we may lose our investment in the Joint Venture. The failure of the Joint Venture to provide a source of current revenue to the Company may also force us to abandon or curtail our other operations.

The Assignment Agreement, and the Option Agreement underlying the Assignment Agreement, obligates the Company to fund certain exploration costs under the Work Plan. If we fail to satisfy those obligations, Gonzalez could demand a return of the Concessions.

Under the terms of the Option Agreement, if the Company fails to comply with its obligations to make expenditures under the Work Plan before January 11, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez. If this occurs, Company would lose all of its investment in the Concessions.

Since most of our expenses are paid in Mexican pesos, and our outside investors fund the Company in United States dollars, we are subject to adverse changes in currency values that may adversely affect our results of operations.

Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of the non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates.

Title to some of our properties may be defective or challenged.

While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. In addition, certain of our Mexican properties could be subject to rights of the Ejido, as discussed below.

Our ability to develop our property in Mexico is subject to the rights of the Ejido (local inhabitants) to use the surface for agricultural purposes.

Our ability to mine minerals is subject to maintaining satisfactory arrangements with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While we have successfully negotiated and signed such agreements related to the Joint Venture, our ability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully mine the properties.

In the event of a dispute regarding title or any other matter related to our operations in Mexico, we might be subject to Mexican courts or dispute resolution entities, where we would be faced with unfamiliar laws and procedures.

The resolution of disputes in foreign countries can be costly and time consuming. In a foreign country we would be faced with the additional burden of understanding unfamiliar laws and procedures. We would also be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Mexico or any other foreign country.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases its office at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico.

The Company owns a 70% interest in the Concessions through its ownership interest in Metales. See the description of the Concessions in Item 1, “Business”, above.

Amiko Kay has entered into the Joint Venture to process the Tailings and sell any Extracted Minerals from the Tailings. See the description of the Tailings in Item 1, “Business”, above.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings which involve the Company or any of our properties.

ITEM 4. MINE SAFETY DISCLOSURES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply to our mining activities, all of which are located and operated outside the United States. Therefore, the Company is not required to make such disclosures.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 20, 2011, shares of our common stock have been quoted on the OTCBB under the symbol “LSTG”, following the change in name of the Company to “Lone Star Gold, Inc.” From October 27, 2010 to June 20, 2011, our shares of Common Stock were quoted on the OTCBB under the symbol “KYSR”. Our stock began trading on October 27, 2010 at $0.155 and the stock price did not change until the July 2011. Accordingly, there are no high and low bids for the Common Stock before the third quarter 2011.

The following table summarizes the high and low historical closing prices reported by the OTCBB Historical Data Service for the periods indicated. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions, so those quotes may not represent actual transactions.

	High	Low

Third Quarter 2011	$1.40	$0.80
Fourth Quarter 2011	$1.21	$0.60
First Quarter 2012 (through March 16)	$0.66	$0.28

We had approximately 10 record holders of our common stock as of March 7, 2012, according to the books of our transfer agent. A number of shares are held in street name, so the Company believes that the number of beneficial owners is significantly higher.

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

Equity Compensation Plans

Other than the shares of Common Stock to be issued to Mr. Ferris under his Employment Agreement, as described more fully in Item 6, “Executive Compensation” below, we have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

Recent Sales of Unregistered Securities Not Previously Reported

On March 21, 2012, the Company completed a private placement of 625,000 shares of Common Stock to North American. The Company sold the shares of Common Stock at a price of $0.40 per share, resulting in total proceeds of approximately $250,000 to the Company. The sale of the shares to North American represents the fifth sale of Common Stock under the Investment Agreement.

A portion of the proceeds will be used to fund the exploration and development of the Concessions, according to a work plan established for the project, and to make the annual payments for the property and concession taxes associated with the La Candelaria project. The Company will also use the proceeds to commence payments in connection with the JV Agreement, such as shipping, trucking and on-site wash plant construction, and other expenses under the work plan established for the Tailings project. Finally, a portion of the proceeds will be used for general corporate expenses associated with the Company’s exploration and development activities.

The issuance of the shares of Common Stock to North American was not registered under the Securities Act of 1933. Instead, the sale was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. North American has represented to the Company that it is not a “U.S. person” as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution. The shares of Common Stock issued to North American will be “restricted securities” and any subsequent resale or transfer of those shares will have to be made pursuant to an exemption from or registration under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer in Fourth Quarter

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have not generated any revenue since our inception.  For the years ended December 31, 2010 and December 31, 2011, we had the following expenses:

	For the year ended December 31, 2010	For the year ended December 31, 2011	Accumulated from November 26, 2007 to December 31, 2011

General and administrative	$62,241	$486,741	$621,246
Exploration cost	-	530,925	553,198
Management fees	-	543,974	556,454
	$62,241	$1,561,640	$1,730,898

During the year ended December 31, 2010, we incurred $62,241 in general and administrative expenses.  Our general and administrative fees were primarily for transfer agent and filing fees and legal, accounting and auditing fees.

For the year ended December 31, 2011, we incurred $486,741 in general and administrative expenses, $530,925 in exploration costs and $543,974 in management fees.  Our general and administrative fees were primarily for legal costs and accounting and auditing fees. Management fees include cash compensation and the value of the equity compensation paid to Mr. Ferris. Exploration costs include direct costs associated with La Candelaria of $201,925 and the value of stock issued to Gonzalez of $303,000.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of December 31, 2010 and December 31, 2011:

	December 31, 2010	December 31, 2011

Cash	$9,977	$215,737
Current Liabilities	67,636	74,375
Working Capital	233,533	143,600

Stockholders’ Equity	$233,533	$214,925

As of December 31, 2010, we had a working capital balance as a result of notes receivable offset by accounts payable and accrued liabilities. As of December 31, 2011, our cash position has increased because of investments made by North American Gold Corp. (“North American”) under an Investment Agreement, which is described below. The Company reasonably anticipates earning revenues from the Tailings project by the second or third quarter of 2012.

On August 29, 2011, the Company and North American executed an Investment Agreement (the “Investment Agreement”). Under the Investment Agreement, North American agreed to invest up to $15,000,000 to purchase the Company’s Common Stock in increments of $100,000 or an integral multiple thereof, at the Company’s option at any time through August 31, 2013 (the “Open Period”). During the Open Period, the Company has the option to deliver a put notice (a “Put Notice”) to North American that states the number of shares of Common Stock the Company proposes to sell to North American (the “Put Shares”), and the price per share for those Put Shares (the “Share Price”). The Share Price is equal to 90% of the volume weighted average closing price of the Common Stock for the 20 days immediately preceding the date of the Put Notice. The closing for the sale of the Put Shares pursuant to a Put Notice shall take place no later than 10 Trading Days after the date of such Put Notice. A “Trading Day” is defined as a day in which the NASDAQ stock market or OTC Bulletin Board is open for business. North American has the right to refuse to close any requested sale of Put Shares because of negative market conditions affecting the Common Stock.

The Investment Agreement was amended to allow the Company to use the net proceeds from the sale of the Put Shares to fund the exploration and development of gold and silver mining concessions in the La Candelaria project and other projects approved in advance by the Company and North American. The Company and North American have agreed that the proceeds may be used to fund expenses incurred in connection with the Mine Tailings Project.

The sales of Put Shares will not be registered under the Securities Act of 1933, but will be issued under an exemption from the registration requirements of the Securities Act of 1933. Any Put Shares issued and sold to North American will be “restricted securities” and will be subject to applicable restrictions on resale.

As of the date of this filing, North American has purchased 1,966,148 Put Shares from the Company, resulting in gross proceeds to the Company (before any wire transfer or other fees) of $1,150,000. North American owns a total of 2,291,148 shares of Common Stock, or 2.6% of the issued and outstanding shares.

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

Accounting and Audit Plan

We intend to continue to have our outside consultant assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $5,000 to prepare our quarterly financial statements and approximately $10,000 to prepare our annual financial statements. In the next twelve months, we anticipate spending approximately $60,000 to pay for our accounting and audit requirements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

December 31, 2011

Index
Reports of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets	F–4

Consolidated Statements of Operations	F–5

Consolidated Statements of Cash Flows	F–6

Consolidated Statements of Stockholders’ Equity (Deficit)	F–7

Notes to the Consolidated Financial Statements	F–8

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lone Star Gold, Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Lone Star Gold, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 26, 2007 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders’ deficit and cash flows for the period from November 26, 2007 (inception) to December 31, 2009, which totals reflected a deficit of $107,017 accumulated during the exploration stage. Those financial statements and cumulative totals were audited by other auditors whose report dated April 12, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Gold, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from November 26, 2007 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 22, 2012

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS

Current Assets

Cash	$215,737	$9,977
Prepaid expenses	2,238	-
Notes and interest receivable (related party)	-	291,192
Total current assets	217,975	301,169
Property and equipment, net	46,325	-
Mining assets	25,000	-
Total Assets	$289,300	$301,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$21,767	$5,726
Accrued liabilities	13,698	23,000
Due to related party	38,910	38,910
Total current liabilities	74,375	67,636
Total Liabilities	74,375	67,636

Commitments

Stockholders’ Equity

Common stock, 150,000,000 shares authorized, $0.001 par value; 116,791,068 and 121,299,920 shares issued and outstanding as of December 31, 2011 and 2010, respectively	116,791	121,300

Additional paid-in capital	1,812,532	280,299

Deficit accumulated during the exploration stage	(1,697,717)	(168,066)

Total Lone Star Gold, Inc. Stockholders’ Equity	231,606	233,533

Noncontrolling interest in subsidiary	(16,681)	-
Total Stockholders’ Equity	214,925	233,533

Total Liabilities and Stockholders’ Equity	$289,300	$301,169

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2011

Revenue	$–	$–	$–

Operating Expenses

General and administrative	486,741	62,241	621,246
Exploration costs	530,925	-	553,198
Management fees	543,974	-	556,454

Total Operating Expenses	(1,561,640)	(62,241)	(1,730,898)

Other income
Interest Income	8,647	1,192	9,839

Gain on settlement of note receivable	5,161	-	5,161

Total other income	13,808	1,192	15,000

Loss before income taxes	(1,547,832)	(61,049)	(1,715,898)

Provision for Income Tax	–	–	–

Net Loss for the Period	(1,547,832)	(61,049)	(1,715,898)

Net loss attributable to noncontrolling interest	18,181	-	18,181

Net loss attributable to Lone Star Gold, Inc.	$(1,529,651)	$(61,049)	$(1,697,717)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	118,686,221	115,760,194

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2011

Operating Activities

Net loss for the year	$(1,547,832)	$(61,049)	$(1,715,898)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,852	–	2,852
Stock based compensation expense	599,974	–	599,974
Shares issued for exploration expenses	429,250	–	429,250
Gain on redemption of common stock	(5,161)	–	(5,161)

Changes in operating assets and liabilities:
Prepaid expenses	(2,238)	(848)	(2,238)
Interest receivable	(8,647)	–	(9,839)
Accounts payable and accrued liabilities	6,739	(709)	35,465
Net Cash Used In Operating Activities	(525,063)	(62,606)	(665,595)

Investing Activities

Note receivable extended to Related Party	(295,000)	(290,000)	(585,000)
Purchases of property and equipment and mining assets	(74,177)	–	(74,177)

Net Cash Used in Investing Activities	(369,177)	(290,000)	(659,177)

Financing Activities

Proceeds from advances – related party	-	56,484	56,484

Proceeds from sale of common stock	1,100,000	300,000	1,484,025

Net Cash Provided By Financing Activities	1,100,000	356,484	1,540,509

Net change in cash	205,760	3,878	215,737

Cash - Beginning of Period	9,977	6,099	–

Cash - End of Period	$215,737	9,977	215,737

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non Cash transactions:
Redemption of common stock	$600,000	$–	$600,000
Forgiveness of advances-related party	$–	$17,574	$17,574

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from November 26, 2007 (Date of Inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	controlling
	Shares	Par Value	Capital	Stage	Interests	Total

Balance – November 26, 2007 (Date of Inception)	–	$–	$–	$–	$–	$–

Net loss for the period	–	–	–	–	–	–

Balance – December 31, 2007	–	–	–	–	–	–

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	–	–	3,000

at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	–	–	24,525

at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	–	–	56,500

Net loss for the year – (Restated)	–	–	–	(13,983)	–	(13,983)

Balance – December 31, 2008 – (Restated)	115,299,920	115,300	(31,275)	(13,983)	–	70,042

Net loss for the year	–	–	–	(93,034)	–	(93,034)

Balance – December 31, 2009	115,299,920	115,300	(31,275)	(107,017)	–	(22,992)

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	–	–	300,000

Forgiveness of advances – related party	–	–	17,574	–	–	17,574

Net loss for the year	–	–	–	(61,049)	–	(61,049)

Balance – December 31, 2010	121,299,920	121,300	280,299	(168,066)	–	233,533
Sale of common stock for cash and warrants	6,916,148	6,916	1,093,084	–	–	1,100,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	–	–	(600,000)

Services received in connection with formation of subsidiary	–	–	–	–	1,500	1,500

Stock based compensation	150,000	150	598,324	–	–	598,474
Shares issued for exploration costs	425,000	425	428,825	–	–	429,250

Net loss for the period	–	–	–	(1,529,651)	(18,181)	(1,547,832)

Balance – December 31, 2011	116,791,068	$116,791	$1,812,532	$(1,697,717)	$(16,681)	$214,925

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As of December 31, 2011, the Company has accumulated losses of $1,697,717 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

b)	Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable directly or indirectly to the Company, and in represented in the consolidated balance sheets as a component of stockholders’ equity. Non-controlling interests in the results of operations of the Company are presented in the face of the consolidated statement of operations as an allocation of the total profit or loss between non-controlling interests and the shareholders of the Company.

When the Company loses control of a subsidiary, it is accounted for as a disposal of the entire interest in that subsidiary, with a resulting gain or loss recognized as a component of net income. Any interests retained in that former subsidiary at the date when control is lost is recognized at fair value and this amount is regarded as the fair value on initial recognition of a financial asset, or, when appropriate, the cost on initial recognition of an investment in an associated or jointly controlled entity.

c)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

d)	Use of Estimates

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

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Mexican Pesos and management has adopted ASC 830 Foreign Currency Matters . Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)	Fair Value of Financial Instruments

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

h)	Basic and Diluted Net Loss Per Share

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

Lone Star Gold Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

i)	Mineral Property Costs

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

j)	Long-lived Assets

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

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 10 years; and furniture and equipment, one to five years. Land is not depreciated.

k)	Asset Retirement Obligations

The Company follows the provisions of ASC 410 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2011 and 2010, the Company has not recognized any asset retirement obligations.

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

l)	Income Taxes

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

m)	Stock-based Compensation

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

n)	Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

o)	Note receivable

Notes receivable consist of amounts due from an entity in which our former CEO, Alvaro Vollmers, is the sole officer and director. The notes receivable were transferred to New World Petroleum in April 2011 in redemption of Units of common stock and warrants of the Company owned by New World. Management estimates an allowance for doubtful notes which is based upon management's review of all accounts and notes and an assessment of the Company's historical evidence of collections. Specific accounts and notes are charged directly to the reserve when management obtains evidence of a noteholder's insolvency or other evidence of the inability to pay. The reserve for doubtful notes as of December 31, 2011and 2010 was $0.

p)	Recent accounting pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

q)	Recent accounting pronouncements (cont’d)

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2012. The adoption of this new guidance will not have a material impact on our financial statements.

3.	Related Party Transactions

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010.  An additional advance from Mr. Bideaux of $38,910 remains unpaid.

The Company made four separate loans to American Liberty Petroleum Corp., a Nevada corporation (“ALP”) in late 2010 and early 2011, all of which have been settled in accordance with the Redemption Agreement described below.  Alvaro Vollmers, the sole director and officer of ALP, was the sole director and officer of the Company until his resignation on March 29, 2011.

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

The Company obtained the funds subsequently loaned to ALP from the private placements of Units, consisting of Common Stock and Warrants to purchase Common Stock, from New World Petroleum Investments (“New World”).

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

On January 13, 2012, the Company agreed to redeem certain shares of the common stock, 0.001 par value, of the Company (the “Common Stock”) held by two of its principal shareholders. The Company redeemed 7,500,000 shares of Common Stock owned by Dan M. Ferris, for total consideration of $1.00. Mr. Ferris is the sole officer and director of the Company. In addition, the Company has agreed to redeem 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00.

After redemption, Mr. Ferris owns 7,500,000 shares of Common Stock, and Mr. Rhoden will own 22,500,000 shares of Common Stock, which will represent 8.64% and 25.92%, respectively, of the issued and outstanding shares of Common Stock. The redeemed shares of Common Stock will be retired and restored to the status of authorized and unissued shares, and not held in treasury. The Company, Mr. Ferris and Mr. Rhoden have agreed to effect the redemption transactions in order to reduce the number of issued and outstanding shares of Common Stock.

4.	Property and equipment

Property and equipment consists of a used truck and drill with a cost of $11,100 and $38,077, respectively, being depreciated over 2 and 10 years, respectively.  Accumulated depreciation at December 31, 2011 was $2,852.

5.	Equity Line of Credit

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

The original Investment Agreement required the Company to use the net proceeds from the sale of the Put Shares to fund the exploration and development of gold and silver mining concessions in the La Candelaria project in Chihuahua, Mexico. On November 9, 2011, the Company and North American executed a First Amendment to Investment Agreement, which states that the Company shall use the net proceeds from the sale of Put Shares to fund operating expenses, working capital and general corporate activities related to the exploration and development of gold and silver mining concessions held by the Company and/or a subsidiary in relation to the La Candelaria property, the Ocampo property, or any other properties agreed upon in advance by the Company and North American. The Company and North American have further agreed that the Company may use the proceeds of the put shares to fund operations related to the Mine Tailings project.

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

6.	Common Stock

On January 19, 2008, the Company issued 60,000,000 shares of common stock at $0.00005 per share for cash proceeds of $3,000.

On April 28, 2008, the Company issued 32,699,920 shares of common stock at $0.00075 per share for cash proceeds of $24,525.

On December 24, 2008, the Company issued 22,600,000 shares of common stock at $0.0025 per share for cash proceeds of $56,500.

On December 3, 2010, the Company issued 6,000,000 Units to New World in a private placement, with each Unit consisting of one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $0.0625 at any time within 3 years, for cash proceeds of $300,000. The relative fair value of the warrants issued was $46,500.

On January 3, 2011, the Company issued 3,000,000 Units to New World in a private placement, with each Unit consisting one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $0.0625 at any time until January 3, 2014, for cash proceeds of $150,000. On January 6, 2011, the Company completed a private placement of an additional 3,000,000 Units to New World on similar terms, for cash proceeds of $150,000. The relative fair value of the warrants issued was $46,000.  All shares of common stock and warrants issued to New World have been redeemed.

On April 13, 2011, the Company and New World executed a Redemption Agreement, whereby the Company redeemed all of the shares of Common Stock and the Warrants that New World owned (consisting of the 12,000,000 shares of Common Stock and Warrants to purchase 12,000,000 shares of Common Stock obtained in private placements of Units), and in consideration for the Common Stock and Warrants assigned to New World the four Promissory Notes described above. As a result of the Redemption Agreement, the Company no longer holds the Promissory Notes, and New World owns no shares of Common Stock or other securities of the Company.

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

On August 17, 2011, the Company entered into an agreement to issue 300,000 shares of its $0.001 par value common stock to Homero Bustillos Gonzalez (“Gonzales”) in accordance with the Option Agreement discussed more fully in Note 9 below.  The fair market value of the common stock was $303,000 on the date of issuance.

On August 17, 2011, the Company entered into an agreement to issue 125,000 shares of its $0.001 par value common stock to American Gold Holdings, Ltd. ("American Gold") as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Option Agreement discussed more fully in Commitments below.  The shares were issued in the name of North American with the agreement of American Gold. The fair market value of the common stock was $126,250 on the date of issuance, September 15, 2011.

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

6.	Common stock (cont’d)

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

On October 31, 2011, the Company entered into an agreement with a consultant to perform consulting services as requested by the Company. The contract calls for the consultant to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares of the Company's $0.001 par value common stock. The fair market value of the common stock on the date of grant was $124,500. The term of agreement is one year and it will automatically renew if not cancelled in writing 30 days prior to the end of the annual period.

On December 27, 2011, the Company sold 273,972 shares of its $0.001 par value common stock to North American for gross proceeds of $200,000 pursuant to a Put Notice delivered under the Investment Agreement.  The proceeds will be used to fund the Work Plan related to the La Candelaria project, for expenses related to the Ocampo LOI, and other operating expenses incurred by the Company.

7.	Warrants

On December 3, 2010, the Company issued 6,000,000 Units to New World in a private placement, with each Unit consisting of one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $0.0625 at any time within 3 years, for cash proceeds of $300,000. The relative fair value of the warrants issued was $46,500, which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.9%, (2) expected life of 3 years, (3) expected volatility of 504% and (4) zero expected dividends.

On January 3, 2011, the Company issued 3,000,000 Units to New World in a private placement, with each Unit consisting one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $0.0625 at any time until January 3, 2014, for cash proceeds of $150,000. On January 6, 2011, the Company completed a private placement of an additional 3,000,000 Units to New World on similar terms, for cash proceeds of $150,000. The relative fair value of the warrants issued was $46,000, which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.9%, (2) expected life of 3 years, (3) expected volatility of 504% and (4) zero expected dividends. .

All shares of common stock and warrants issued to New World have been redeemed.

On June 30, 2011, the Company entered into an agreement to issue 100,000 Units to North American Gold Corp. in a private placement, for $1.00 per Unit, with each Unit consisting of one share of Common Stock and one Warrant to purchase a share of Common Stock at $1.20 at any time until June 30, 2014, for cash proceeds of $100,000. The fair market value of the Warrants on the date of issuance was $15,467, which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.9%, (2) expected life of 3 years, (3) expected volatility of 386% and (4) zero expected dividends.

On August 29, 2011, the Company entered into an agreement to issue 100,000 Units to North American in a private placement, with each Unit consisting of one share of the Company’s $0.001 par value common stock and one warrant to purchase a share of the Company’s $0.001 par value common stock at $1.20 at any time until August 29, 2014, for cash proceeds of $100,000. The relative fair market value of the warrants on the date of issuance was $44,000, which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 0.49%, (2) expected life of 3 years, (3) expected volatility of 536% and (4) zero expected dividends.

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

A summary of warrant activity for the year ended December 31, 2011 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding December 31, 2010	6,000,000	$0.0625
Granted	6,200,000	0. 0227
Exercised	-	-
Forfeited or cancelled	(12,000,000)	(0.0031)
Expired	-	-
Outstanding December 31, 2011	200,000	$1.20	2.58	$59,467

8.	Income Taxes

The Company has a net operating loss carry-forward of approximately $654,000 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Income tax recovery at statutory rate	$165,000	$21,000

Valuation allowance change	(165,000)	(21,000)

Provision for income taxes	$–	$–

The significant components of deferred income tax assets as at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010

Net operating losses carried forward	$222,360	$58,456

Valuation allowance	(222,360)	(58,456)

Net deferred income tax asset	$–	$–

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

9.	Commitments

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

Gonzalez transferred the Concessions to Metales pursuant to an agreement with American Gold.    On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. Pursuant to the Assignment Agreement (which has an effective date of June 10, 2011), the Company has taken or will take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.	The Company issued 125,000 shares of its $0.001 par value common stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with Option Agreement (the “American Gold Shares”).

2.	The Company issued 300,000 shares of its $0.001 par value common stock, with a fair value of $303,000, to Gonzalez on September 16, 2011.

3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).

4.	The Company has paid Gonzalez an additional $125,000.

The American Gold Shares were issued in the name of North American, with the agreement of American Gold.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Property.  Metales is obligated to undertake work necessary to bring the existing geological survey on the Property up to NJ 43-101 standards.  The Company advanced $20,000 to Metales in June 2011 in order to initiate this work, which will be credited to the $150,000 due for the first year under the Work Plan.  During the year ended December 31, 2011, the Company advanced $122,341 under the Work Plan.

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

Lone Star Gold Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of the Company’s $0.001 common stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of common stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of common stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of common stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000.  The Company recognized $473,974 in expense related to the stock grant as of December 31, 2011.

Ocampo Property

On September 29, 2011, the Company entered into a 90-day exclusivity letter of intent (the “LOI”) with Antonio Aguirre Rascon (“Rascon”) to acquire a 70% interest in mining concessions covering approximately 570 hectares located in the municipality of Ocampo in the state of Chihuahua, Mexico (the “Ocampo Property”).  The Company paid Rascon $12,500 upon signing of the LOI.  The LOI is to serve as the basis for a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties.    In December 2011, the Company elected to allow the LOI to lapse without entering into a Definitive Agreement.

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

10.	Subsequent Events

On January 13, 2012, the Company agreed to redeem certain shares of Common Stock held by two of its principal shareholders. The Company agreed to redeem 7,500,000 shares of Common Stock owned by Dan M. Ferris, for total consideration of $1.00. In addition, the Company agreed to redeem 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00. The redeemed shares of Common Stock are to be retired and restored to the status of authorized and unissued shares, and not held in treasury

On February 13, 2012, the Company sold 625,000 shares of its $0.001 par value common stock to North American for gross proceeds of $300,000 pursuant to a Put Notice delivered under the Investment Agreement.  The proceeds will be used to fund the Work Plan related to the La Candelaria project, expenses related to the Tailings Project (described below), and other operating expenses incurred by the Company.

Tailings Project

On January 26, 2012, the Company, acting through a newly-formed subsidiary, entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (the “Subsidiary” or “Amiko Kay”), and Jaramillo formed a joint venture to process 1,200,000 tons of mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay.

The Tailings consist of approximately 1.2 million tons of mine tailings from previous mining activity in the Chihuahua area over the last 100 years or more. Mine tailings represent the refuse remaining after ore has been processed. The joint venture between the Subsidiary and Jaramillo (the “Joint Venture”) has been formed to re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.

As consideration for Jaramillo’s contribution of the right to process the Tailings to the Joint Venture, the Company paid Jaramillo $25,000 when it signed a letter of intent for a proposed acquisition of an interest in the Tailings on December 5, 2011, and another $75,000 when it signed the JV Agreement. The Company agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.

In addition, the Company or the Subsidiary will fund an amount up to $1,000,000 (the “Work Commitment”) for the benefit of the Joint Venture over its first two years, as follows:

    (a)    $250,000 within the first year of the Joint Venture for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

    (b)    $750,000 within the second year of the Joint Venture for the construction of a heap leach system and floatation plant on the Property.

The Company may make an additional $250,000 available to the Joint Venture, if additional processing equipment is justified and required to maximize the liberation of precious metals in the Tailings material.

As further consideration, the Company is obligated to issue 600,000 shares of the common stock, $0.001 par value, of the Company (“Common Stock”), to Jaramillo as follows:

    (a)    100,000 shares of Common Stock, which have been issued to Jaramillo.

    (b)    200,000 shares of Common Stock within 6 months of signing the JV Agreement.

    (c)    300,000 shares of Common Stock within 12 months of signing the JV Agreement.

The shares of Common Stock will be restricted shares and carry current and appropriate legends to that effect. Jaramillo executed a Share Issuance Agreement concurrently with the execution of the JV Agreement, with respect to the shares of Common Stock to be issued under the JV Agreement.

Lone Star Gold Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The Joint Venture will initially process 100-200 tons of the Tailings per day at a processing plant in Parral, a short distance from the Property. The Company plans for the amount processed to be increased up to 600-800 tons per day during the first year, depending on the Joint Venture’s ability to employ more equipment and workers at the Property and to complete construction of the heap leach system and flotation plant on the Property.

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”), and other activities of the Joint Venture. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the Joint Venture from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to the Subsidiary and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to the Subsidiary will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the operations of the Joint Venture.

Title to the Property and the Tailings will remain in Jaramillo’s name. Jaramillo will be responsible for obtaining all permits, approvals and authorizations associated with the processing of the Tailings. He is also responsible for causing the Joint Venture to comply with all applicable laws, rules and regulations, and to maintain insurance on the Property. The Subsidiary will have access to the Property and the Tailings at all times during the term of the JV Agreement.

The Subsidiary and Jaramillo will mutually develop plans and programs to process the Tailings. Jaramillo will prepare a detailed budget setting forth the expenses to be paid under the Work Commitment, which will be approved by the Subsidiary. Finally, Jaramillo will provide quarterly financial reports to the Subsidiary.

If either party defaults under the JV Agreement, the defaulting party’s rights to participate in the Joint Venture will be immediately suspended, and the defaulting party will have no right to share in the revenues of the Joint Venture until the breach is cured. If the defaulting party is Jaramillo, then the Subsidiary may perform the duties of Jaramillo under the Agreement. The nondefaulting party may also sue for damages incurred as a result of the event of default.

The JV Agreement will terminate upon completion of processing the Tailings, as determined by the Subsidiary in its sole discretion. If Jaramillo materially breaches the JV Agreement, the Subsidiary may terminate the JV Agreement upon 30 days notice to Jaramillo. Jaramillo has no right to terminate the JV Agreement before the processing of the Tailings is complete.

Jaramillo provides independent consulting services to the Company on the La Candelaria project. He acts as Vice President of Exploration on the La Candelaria project (although he is not an executive officer, or an employee, of the Company, Metales or the Subsidiary).

On March 21, 2012, the Company completed a private placement of 625,000 shares of Common Stock to North American. The Company sold the shares of Common Stock at a price of $0.40 per share, resulting in total proceeds of approximately $250,000 to the Company. The sale of the shares to North American represents the fifth sale of Common Stock under the Investment Agreement.

A portion of the proceeds will be used to fund the exploration and development of the Concessions, according to a work plan established for the project, and to make the annual payments for the property and concession taxes associated with the La Candelaria project. The Company will also use the proceeds to fund a portion of the consideration in connection with the JV Agreement, such as shipping, trucking and on-site wash plant construction, and to commence payments under the work plan established for the Tailings project. Finally, a portion of the proceeds will be used for general corporate expenses associated with the Company’s exploration and development activities.

The issuance of the shares of Common Stock to North American was not registered under the Securities Act of 1933. Instead, the sale was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. North American has represented to the Company that it is not a “U.S. person” as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution. The shares of Common Stock issued to North American will be “restricted securities” and any subsequent resale or transfer of those shares will have to be made pursuant to an exemption from or registration under the Securities Act of 1933, as amended.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2011:

Resources: As of December 31, 2011, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors and Officers serving our Company are as follows:

Name	Age	Positions Held
Daniel M. Ferris	30	President, Secretary, Treasurer and Director

The sole director named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

Officers will hold their positions at the pleasure of the board of directors. On July 12, 2011, the Company entered into an Employment Agreement with Mr. Ferris regarding his position as President of the Company. The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”). The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or for “cause” by the Company. The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.

Biographical Information – Daniel M. Ferris

Mr. Ferris was elected sole director and President, Secretary and Treasurer of the Company on March 29, 2011. Mr. Ferris’ career began in public relations. Mr. Ferris was a senior publicist at Freud Communications. After leaving Freud Communications, he began his own public relations and corporate strategy firm, Magnum Communications. Magnum Communications assisted clients in Europe with public relations, financing arrangements, and recruitment. Mr. Ferris’ association with Magnum Communications ended in January 2009. Recently, Mr. Ferris has assisted fund managers with raising funds for a diamond project in the Democratic Republic of Congo. He also serves as a consultant for LCI, which is affiliated with Caesar’s Palace Group. Mr. Ferris’ position at the Company represents his primary business activity. Mr. Ferris currently resides in London.

Significant Employees and Consultants

We have no employees, other than our President, Mr. Ferris.

The Company has retained several consultants. Miguel Angel Jaramillo Tapia (“Jaramillo”) is an independent consultant who is acting as the Company’s Vice President of Exploration (although he is not an executive officer or employee of the Company). Jaramillo, a professional geologist, has worked on numerous mining projects in the Sierra Madre area of Mexico, in which the Concessions are located. He has worked as a consultant performing economic feasibility studies for mining companies in the area. He presently owns his own geo-exploration company focused on mineral mining and analysis of investment projects. Jaramillo also has a working knowledge of the local area surrounding the Concessions. The Company does not have a written consulting contract with Jaramillo.

The Company has entered into a joint venture with Jaramillo to process the Tailings. See Part I, Item 1, “Business”. He is entitled to 35% of the net revenue from the Tailings Joint Venture under the Joint Venture Agreement, as well as 600,000 shares of Common Stock as partial consideration. Jaramillo is paid for his services as a consultant on the La Candelaria project from the Work Plan for La Candelaria.

Adam Whyte is a consultant for the Company based in Mexico, who performs consulting services pursuant to a Consulting Agreement dated October 31, 2011.  The contract calls for Mr. Whyte to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares of the Company's Common Stock. The term of agreement is one year and it will automatically renew if not cancelled in writing 30 days prior to the end of the annual period.

The Company employs the services of engineering consultants. On September 27, 2011, the Company signed a contract with Ralph R. Sacrison, P.E., of the firm Sacrison Engineering, to perform engineering consulting and related services. The Company will pay Sacrison Engineering a monthly retainer of $1,000 per month, which will cover 2 full days of services. The contact may be terminated at any time by either party.

The Company has an informal agreement with Dr. Mike Seeger, of MX Mining Capital Advisors, to provide up to two days’ advice via phone, email or Skype for $1,500 per month. The engagement is at-will.

For our accounting requirements we use the services of an accounting firm to assist in the preparation of our financial statements. We also have employed U.S. legal counsel in connection with our securities reporting requirements and other matters related to our business.

Finally, we also employ legal counsel in Mexico in connection with the formation of our Mexican subsidiaries, and on-going legal work associated with the business of our subsidiaries in Mexico, such as the registration of our properties with Mexican governmental authorities.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company only has one director and officer, and no employees. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, obtains additional officers and directors, and begins operations.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Ferris does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2011, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Mr. Ferris	2011	70,000					70,000
Mr. Vollmers	2010	-	-	-	-	-	-
Mr. Bidaux	2010	-	-	-	-	-	-
Mr. Bidaux	2009	$12,480	-	-	-	-	$12,480

Since our inception (November 26, 2007)~~,~~ through November 17, 2010, we had not accrued or  paid Maurice Bidaux any compensation for his services as our sole officer and director other than $12,480 we accrued for services for Mr. Bidaux during July, August and September of 2009. Mr. Bidaux received no compensation from the Company in 2010. After Mr. Vollmers replaced Mr. Bidaux as sole director and officer of the Company, he received no compensation for his services.

Mr. Ferris replaced Mr. Vollmers as sole director and officer on March 29, 2011. Under the terms of his Employment Agreement, as compensation for serving as President of the Company, Mr. Ferris will be paid a base salary of $120,000 per year during the Term. Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will vest in three equal increments over the first 3 years of the Term. Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, 2014. If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not vested as of the date of resignation or termination. If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception on November 26, 2007.

Employment Agreements

On July 12, 2011, the Company entered into an Employment Agreement with Mr. Ferris regarding his position as President of the Company. The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”). The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or for “cause” by the Company. The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.

Under the terms of his Employment Agreement, as compensation for serving as President of the Company, Mr. Ferris will be paid a base salary of $120,000 per year during the Term. Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will vest in three equal increments over the first 3 years of the Term. Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, 2014. If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not vested as of the date of resignation or termination. If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 23, 2012, of our Common Stock by our sole officer and director, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. Information with respect to beneficial owners who are not officers and directors is to the best of our knowledge. As of March 23, 2012, there were 88,141,068 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage Ownership
Daniel M. Ferris President, Secretary, Treasurer and Director 6565 Americas Parkway NE, Suite 200 Albuquerque, NM 87110	7,500,000	8.51%

5% or more beneficial owners: John Rhoden	22,500,000	25.53%

All executive officers and directors as a group	7,500,000	8.51%

On January 13, 2012, the Company agreed to redeem certain shares of Common Stock held by two of its principal shareholders. The Company agreed to redeem 7,500,000 shares of Common Stock owned by Dan M. Ferris, for total consideration of $1.00. In addition, the Company agreed to redeem 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00. The redeemed shares of Common Stock are to be retired and restored to the status of authorized and unissued shares, and not held in treasury. The number of shares owned by Mr. Ferris and Mr. Rhoden in the chart above includes the effect of the redemption of these shares.

Changes in Control

The Company underwent a change in management on November 17, 2010, when Mr. Bidaux resigned as sole director and officer of the Company. Shareholders holding at least a majority of the issued and outstanding shares of the common stock of the Company elected Mr. Vollmers to serve as the sole director. Mr. Vollmers subsequently appointed himself President, Secretary and Treasurer. The Company underwent another change in management on March 29, 2011, when Mr. Ferris became our sole director and executive officer. See Part I, Item 1, “Business.” There are currently no arrangements which would result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a description of transactions since January 1, 2011 to which the Company has been a party in which the amount involved exceed or will exceed $120,000 and in which any of the person who serves as our director and executive officer or with any beneficial owners of more than 5% of our common stock, or entities affiliated with them, had or will have a direct or indirect material interest.

In December 2010, the Company lent $290,000 to American Liberty Petroleum Corp. (“ALP”) and in 2011 lent ALP another $295,000. The promissory notes executed by ALP in connection with the loans contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon was due and payable on April 30, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of ALP, without penalty or premium. The notes are not secured by any assets of ALP. ALP made no payments of principal or interest under the notes. In April 2011, the Company assigned the notes to New World in consideration for the redemption of the Units owned by New World. See Note 3 to the Financial Statements. As a result, the Company no longer holds any notes from ALP.

On January 24, 2011, the Board of Directors of the Company approved a series of transactions that would result in the merger of TAEC, a subsidiary of ALP, with and into the Company. See “Business.” If the proposed merger had been completed, the Company would have acquired an option agreement to purchase certain oil and gas properties in Nevada, which were the sole asset of ALP. Mr. Rhoden, Mr. Vollmers and New World, as stockholders holding more than 50% of the votes entitled to be cast with respect to the approval of the transactions, adopted resolutions authorizing the Company to complete the series of transactions.  However, the Company and ALP have since terminated their agreement for the purchase of the assets, and the Company has no further obligations under such agreement.

At the time the loans were made, Mr. Vollmers was the sole director and officer of ALP and of the Company. However, Mr. Vollmers is no longer a director or executive officer of the Company. Mr. Vollmers sold his shares of Common Stock in March 2011 to Mr. Ferris, and resigned as director and executive officer of the Company.

On January 13, 2012, the Company agreed to redeem certain shares of Common Stock held by two of its principal shareholders. The Company agreed to redeem 7,500,000 shares of Common Stock owned by Dan M. Ferris, for total consideration of $1.00. In addition, the Company agreed to redeem 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00. The redeemed shares of Common Stock are to be retired and restored to the status of authorized and unissued shares, and not held in treasury. The number of shares of common stock issued and outstanding as reported in this Annual Report as of the most recent practicable date includes the effect of this redemption.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our sole director, Daniel M. Ferris, is also the Company’s principal executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2010 and December 31, 2011:

Fee Category	Fiscal 2010	Fiscal 2011
Audit fees	$5,000	$43,395
Tax fees	-	-
Other fees	-	-
Total fees	$5,000	$43,395

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

Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2011.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS

(a)	Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Keyser Resources Incorporated (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
3.2	By-laws of Keyser Resources Incorporated (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 10-Q filed on May 12, 2011)
10.1	Declaration of Trust (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
10.2	Option Agreement with Bearclaw Capital Corporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
10.3	Assignment Agreement by and among the Company, American Gold Holdings, Ltd. and Homero Bustillos Gonzalez dated as of June 10, 2011 (incorporated by reference to the Company’s 10-Q filed August 22, 2011)
10.4	Employment Agreement dated July 12, 2011, between the Company and Dan M. Ferris (incorporated by reference to the Company’s 10-Q filed August 22, 2011)
10.6	Investment Agreement between North American Gold and the Company dated August 29, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2011)
10.7	Press Release dated August 29, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2011)
10.8	Option Agreement between American Gold Holdings, Ltd. and Homero Bustillos Gonzales dated January 11, 2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)
10.9	Consulting Agreement between the Company and Adam Whyte dated October 31, 2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)
10.10	First Amendment to the Investment Agreement dated November 9, 2011, between the Company and North American Gold Corp (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)
10.11	Amendment Agreement dated January 10, 2012, between the Company and Homero Bustillos Gonzales (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2012)
10.12	Joint Venture Agreement between Amiko Kay, S. de R.L. de C.V. and Miguel Angel Jaramillo Tapia dated January 26, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012)
99.1	Press Release, dated August 11, 2011 (filed August 26, 2011, as amended by the Company’s Form 8-K/A filed on October 18, 2011)
99.2	Press Release, dated August 19, 2011 (filed August 26, 2011, as amended by the Company’s Form 8-K/A filed on October 18, 2011)
99.3	Press Release dated September 12, 2011 (filed September 12, 2011)
99.4	Press Release, dated September 19, 2011 (filed on September 19, 2011)

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2012.

LONE STAR GOLD, INC.

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 27, 2012.

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: Sole Director Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

