Form 10-Q
period 2012-03-31
Lone Star Gold, Inc.
filed 2012-05-14
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of May 7, 2012 was 88,141,068.

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011 and from November 26, 2007 (Date of Inception) to March 31, 2012 (Unaudited)	2
	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 and from November 26, 2007 (Date of Inception) to March 31, 2012 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 26, 2007 (Date of Inception) to March 31, 2012 (Unaudited)	4
	Notes to the Consolidated Financial Statements (unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
	Item 4. Controls and Procedures	17
Part II –	Other Information
	Item 1. Legal Proceedings	18
	Item 1A. Risk Factors	18
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
	Item 3. Defaults upon Senior Securities	19
	Item 4. Mine Safety Disclosures	19
	Item 5. Other Information	19
	Item 6. Exhibits	19
Signatures		20
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	March 31	December 31,
	2012	2011
	(unaudited)
ASSETS

Current Assets

Cash	$150,554	$215,737
Prepaid expenses	2,313	2,238
Total current assets	152,867	217,975

Property and equipment, net	43,985	46,325
Mining assets	146,000	25,000
Total Assets	$342,852	$289,300

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Accounts payable	$31,779	$21,767
Accrued liabilities	-	13,698
Due to related party	38,910	38,910
Total current liabilities	70,689	74,375
Total Liabilities	70,689	74,375

Commitments

Stockholders Equity

Common stock, 150,000,000 shares authorized, $0.001 par value; 88,141,068 and 116,791,068 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	88,141	116,791

Additional paid-in capital	2,687,179	1,812,532

Deficit accumulated during the exploration stage	(2,485,551)	(1,697,717)

Total Lone Star Gold, Inc. Stockholders Equity	289,769	231,606

Noncontrolling interest in subsidiary	(17,606)	(16,681)

Total Stockholders Equity	272,163	214,925

Total Liabilities and Stockholders Equity	$342,852	$289,300

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

			Accumulated from
			November 26,
			2007 (Inception)
	For the three months ended		through
	March 31,		March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating Expenses

General and administrative	152,064	18,416	773,310
Exploration costs	356,696	-	909,894
Management fees	279,999	-	836,453

Total Operating Expenses	(788,759)	(18,416)	(2,519,657)

Other income
Interest income	-	7,397	9,839
Gain on settlement of note receivable	-	-	5,161
Total other income	-	7,397	15,000

Loss before income taxes	(788,759)	(11,019)	(2,504,657)

Provision for Income Tax	-	-	-

Net Loss for the Period	(788,759)	(11,019)	(2,504,657)

Net loss attributable to noncontrolling interest	925	-	19,106

Net loss attributable to Lone Star Gold, Inc.	$(787,834)	$(11,019)	$(2,485,551)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	91,727,606	126,895,820

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Accumulated from
			November 26,
	For the	For the	2007
	Three Months	Three Months	(Inception)
	Ended	Ended	trhough
	March 31,	March 31,	March 31,
	2012	2011	2012
Operating Activities
Net loss	$(788,759)	$(11,019)	$(2,504,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,340	-	5,192
Stock based compensation expense	249,999	-	849,973
Shares issued for exploration expenses	-	-	429,250
Gain on redemption of common stock	-	-	(5,161)

Changes in operating assets and liabilities:
Prepaid expenses	(75)	-	(2,313)
Interest receivable	-	(7,397)	(9,839)
Accounts payable and accrued liabilities	(3,686)	16,072	31,779
Net Cash Used In Operating Activities	(540,181)	(2,344)	(1,205,776)

Investing Activities
Purchase of property and equipment and mining assets	(75,000)	-	(149,177)
Note receivable extended to Related Party	-	(295,000)	(585,000)
Net Cash Used in Investing Activities	(75,000)	(295,000)	(734,177)

Financing Activities
Redemption of shares	(2)	-	(2)
Proceeds from advances related party	-	-	56,484
Proceeds from sale of common stock	550,000	300,000	2,034,025
Net Cash Provided By Financing Activities	549,998	300,000	2,090,507

Net change in Cash	(65,183)	2,656	150,554
Cash - Beginning of Period	215,737	9,977	-
Cash - End of Period	$150,554	$12,633	$150,554

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Transactions:
Redemption of common stock	$-	$-	$600,000
Forgiveness of advances related party	$-	$-	$17,574
Shares issued for mining assets	$46,000	$-	$46,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from November 26, 2007 (Inception) to March 31, 2012

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	controlling
	Shares	Par Value	Capital	Stage	Interests	Total

Balance November 26, 2007 (Date of Inception)	-	$-	$-	$-	$-	$-
Net loss for the period	-	-	-	-	-	-

Balance December 31, 2007	-	-	-	-	-	-

Common shares issued for cash in private placement:
at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	-	-	3,000
at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	-	-	24,525
at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	-	-	56,500
Net loss for the year (Restated)	-	-	-	(13,983)	-	(13,983)

Balance December 31, 2008 (Restated)	115,299,920	115,300	(31,275)	(13,983)	-	70,042

Net loss for the year	-	-	-	(93,034)	-	(93,034)

Balance December 31, 2009	115,299,920	115,300	(31,275)	(107,017)	-	(22,992)

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	-	-	300,000
Forgiveness of advances related party	-	-	17,574	-	-	17,574
Net loss for the year	-	-	-	(61,049)	-	(61,049)

Balance December 31, 2010	121,299,920	121,300	280,299	(168,066)	-	233,533
Sale of common stock for cash and warrants	6,916,148	6,916	1,093,084	-	-	1,100,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	-	-	(600,000)
Formation of subsidiary	-	-	-	-	1,500	1,500
Stock based compensation	150,000	150	598,324	-	-	598,474
Shares issued for exploration costs	425,000	425	428,825	-	-	429,250
Net loss for the year	-	-	-	(1,529,651)	(18,181)	(1,547,832)

Balance December 31, 2011	116,791,068	116,791	1,812,532	(1,697,717)	(16,681)	214,925
Sale of common stock for cash	1,250,000	1,250	548,750	-	-	550,000
Stock based compensation	-	-	249,999	-	-	249,999
Shares issued for mining assets	100,000	100	45,900	-	-	46,000
Cancellation of shares	(30,000,000)	(30,000)	29,998	-	-	(2)
Net loss for the period	-	-	-	(787,834)	(925)	(788,759)

Balance March 31, 2012 (unaudited)	88,141,068	$88,141	$2,687,179	$(2,485,551)	$(17,606)	$272,163

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has accumulated losses of $2,485,551 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, and for the period November 26, 2007 (inception) to March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the periods ended March 31, 2012 and 2011, and for the period November 26, 2007 (inception) to March 31, 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2011 as included in our Form 10-K filed with the Securities and Exchange Commission.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(unaudited)

2.	Related Party Transactions

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

An advance from Maurice Bideaux, former chief executive officer and director, in the amount of $38,910, remains unpaid.

On January 13, 2012, the Company agreed to redeem certain shares of the common stock, 0.001 par value, of the Company (the Common Stock”) held by two of its principal shareholders. The Company redeemed 7,500,000 shares of Common Stock owned by Dan Ferris, for total consideration of $1.00. Mr. Ferris is the sole officer and director of the Company. In addition, the Company redeemed 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00.

After redemption, Mr. Ferris owns 7,500,000 shares of Common Stock, and Mr. Rhoden owns 22,500,000 shares of Common Stock, representing 8.64% and 25.92%, respectively, of the issued and outstanding shares of Common Stock. The redeemed shares of Common Stock were retired and restored to the status of authorized and unissued shares, and not held in treasury. The Company, Mr. Ferris and Mr. Rhoden agreed to effect the redemption in order to reduce the number of issued and outstanding shares of Common Stock.

The redemption of the stock formerly owned by Mr. Ferris has been reflected on the books and records of the Company’s stock transfer agent. The stock transfer agent has not yet recorded the redemption of the stock formerly owned by Mr. Rhoden due to a delay caused by his inability to locate and deliver one of his stock certificates. However, the number of issued and outstanding shares reported by the Company in this Quarterly Report gives effect to this redemption.

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(unaudited)

3.	Equity Line of Credit

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

4.	Equity

On January 13, 2012, the Company agreed to redeem certain shares of Common Stock held by two of its principal shareholders. The Company agreed to redeem 7,500,000 shares of Common Stock owned by Dan Ferris, for total consideration of $1.00. In addition, the Company agreed to redeem 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00. The redeemed shares of Common Stock are to be retired and restored to the status of authorized and unissued shares, and not held in treasury. (See Note 2)

On January 30, 2012, the Company issued 100,000 shares of its $0.001 par value Common Stock to Miguel Angel Jaramillo Tapia in accordance with the JV agreement (See Note 5). The fair market value of the shares on the date of issuance was $46,000.

On February 13, 2012, the Company sold 625,000 shares of its $0.001 par value Common Stock to North American for gross proceeds of $300,000 pursuant to a Put Notice delivered under the Investment Agreement.

On March 21, 2012, the Company sold 625,000 shares of its $0.001 par value Common Stock to North American for gross proceeds of $250,000 pursuant to a Put Notice delivered under the Investment Agreement.

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(unaudited)

4.	Equity (cont’d)

A summary of warrant activity for the quarter ended March 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding December 31, 2011	200,000	$1.20
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding March 31, 2012	200,000	$1.20	2.33	$59,467

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(unaudited)

5.	Commitments

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

Gonzalez transferred the Concessions to Metales pursuant to an agreement with American Gold.    On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. Pursuant to the Assignment Agreement (which has an effective date of June 10, 2011), the Company has taken or will take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.	The Company issued 125,000 shares of its $0.001 par value common stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with Option Agreement (the “American Gold Shares”) on August 17, 2011.

2.	The Company issued 300,000 shares of its $0.001 par value common stock, with a fair value of $303,000, to Gonzalez on September 16, 2011.

3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).

4.	The Company paid Gonzalez an additional $125,000 during the three months ended March 31, 2012.

The American Gold Shares were issued in the name of North American, with the agreement of American Gold.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Property.  Metales is obligated to undertake work necessary to bring the existing geological survey on the Property up to NJ 43-101 standards.  During the quarter ended March 31, 2012, the Company advanced $50,000 under the Work Plan for the second year.

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

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(unaudited)

5.	Commitments (cont’d)

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of the Company’s $0.001 common stock (“Common Stock“), which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of Common Stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000.  The Company recognized $249,999 in expense related to the stock grant during the three months ended March 31, 2012.

Tailings Project

On January 26, 2012, the Company, acting through a newly-formed subsidiary, entered into a Joint Venture Agreement (the JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), and Jaramillo formed a joint venture to process 1,200,000 tons of mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay.

The Tailings consist of approximately 1.2 million tons of mine tailings from previous mining activity in the Chihuahua area over the last 100 years or more. Mine tailings represent the refuse remaining after ore has been processed. The joint venture between the Amiko Kay and Jaramillo (the Joint Venture”) has been formed to re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.

As consideration for Jaramillo’s contribution of the right to process the Tailings to the Joint Venture, the Company paid Jaramillo $25,000 when it signed a letter of intent for a proposed acquisition of an interest in the Tailings on December 5, 2011, and another $75,000 when it signed the JV Agreement in the quarter ending March 31, 2012. The Company agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(unaudited)

5.	Commitments (cont’d)

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

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”), and other activities of the Joint Venture. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the Joint Venture from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the operations of the Joint Venture. During the three months ended March 31, 2012, the Company made payments totaling $160,000 towards the Work Commitment.

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

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2012

(unaudited)

5.	Commitments (cont’d)

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

6.	Subsequent events

On April 30, 2012, the Company entered into an Investment Agreement (the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (the “Investor”), pursuant to which the Investor has agreed to purchase the shares of Common Stock for an aggregate purchase price of up to $24,000,000. The Fairhills Investment Agreement is attached as Exhibit 10.13 to this Quarterly Report.

The Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a Put Notice to the Investor which states the dollar amount that the Company intends to sell to the Investor on a date specified in the Put Notice (the “Put”). The Company will be entitled to Put to the Investor (the “Put Amount”) the number of shares of Common Stock equal to two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable Put Notice. The purchase price per share to be paid by the Investor for each Put Amount will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest volume weighted average price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to the Investor’s receipt of the Put Notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the Put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance to the Investor under the Investment Agreement.

The Company will use the proceeds from the sale of the Common Stock under the Fairhills Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith deem to be in the best interest of the Company.

In connection with the Fairhills Investment Agreement, the Company and the Investor entered into a Registration Rights Agreement. Under the Registration Rights Agreement, the Company will use its commercially reasonable efforts to file, within twenty-one (21) days of the date of the Agreement, a Registration Statement on Form S-1 covering the resale of the Common Stock subject to the Investment Agreement. The Company intends to initially register 30,000,000 shares of Common Stock for resale. The Company has agreed to use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within one hundred and twenty (120) calendar days after the date of the Registration Rights Agreement.

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

Agreements

La Candelaria Project

In May 2011, Metales HBG, S.A. de C.V., a company organized under the laws of Mexico (“Metales”) was formed, with the Company owning 70% of the issued and outstanding shares of capital stock. Metales owns certain gold and silver mining Concessions covering 800 hectares, or 1,976 acres, near Guachochi, Chihuahua, Mexico. The Concessions are sometimes referred to as the “La Candelaria Project”. See Note 5 to the Financial Statements.

In order to fulfill its obligations under the Option Agreement executed in connection with the transfer of the Concessions to Metales, the Company paid Homero Bustillos Gonzalez (“Gonzalez”) the amount of $125,000 in January 2012. The Company, either alone or through Metales, is obligated to fund $150,000 of development costs per year for three years beginning in January 2011, under a Work Plan established for the Concessions (the “Work Plan”). For the three months ending March 31, 2012, the Company made payments totaling $50,000 pursuant to the Work Plan. See “Results of Operations” below.

In November 2011, a team of geologists drilled ten drill holes to a depth of approximately 200 meters (650 feet). The Company is waiting for the results of the drilling from the ALS CHEMEX laboratories. The Company has received initial results from a local laboratory in Parral for split core project. The results ranged from 0.09-0.12 grams per ton (gpt) gold and 15-35 gpt silver. The grade assays are not recognized as NI 43-101 standard. If results from the initial drilling stage indicate further drilling is justified, a larger drill unit will be used, capable of reaching depths of 500 meters or more (1,600 feet).

The Concessions are without known proven (measured) or probable (indicated) reserves, as defined under SEC Industry Guide 7, and the exploration program described in this Quarterly Report is exploratory in nature. See “No Proven or Probable Reserves” below.

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

In addition, the Company or Amiko Kay will fund an amount up to $1,000,000 (the “Work Commitment”) for the benefit of the Joint Venture over its first two years, as follows:

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

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (Extracted Minerals”), and other activities of the Joint Venture. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the Joint Venture from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the operations of the Joint Venture.

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

The Company is obligated to fund $250,000 for the benefit of the Joint Venture before January 26, 2013, under the Work Commitment established for the Tailings Project. For the three months ending March 31, 2012, the Company made payments totaling $160,000 pursuant to the Work Commitment. See “Results of Operations” below.

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico. As of the date of this Quarterly Report, this shipment has not been fully processed and the Company has no revenues from Tailings project. In addition, the Parral processing plant has undergone a change of management and has indicated that it will not accept further material for processing. The Company has identified another processing plant in the area that it anticipates will process future shipments of Tailings material.

The Company is constructing a basic wash plant and jig circuit on the property on which the Tailings are located. The wash plant’s simple processing circuit will separate the heavy, mineral-rich material from the lighter, worthless material in the Tailings. The Company expects the construction of the wash plant to take between 6 to 8 weeks once construction has begun. The first of two jigs are currently in place on the Tailings Project wash plant, and testing is currently being conducted to confirm the best flow rates to maximize the separation ratios of heavier material. The jig in question is the smaller of two jigs planned for the wash plant's start-up. The existing jig will be used to set up the entire wash plant circuit in preparation for the second, larger jig, which the Company expects will be delivered by June 2012. The cost of the wash plant and jig circuit is expected to be approximately $80,000.

The Company has also decided to proceed with the design and development of a Benign nitrogen leaching pile process to be built on the property, which is expected to be capable of processing 1,500 tons of Tailings per day. This relatively new leaching process represents the benefits of not using cyanide and of having minimal environmental impact. In turn, the complexity of the permitting process for the plant's construction will be greatly reduced.

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

Fairhills Investment Agreement

On April 30, 2012, the Company entered into an Investment Agreement (the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (the “Investor”), pursuant to which the Investor has agreed to purchase shares of Common Stock for an aggregate purchase price of up to $24,000,000. The Fairhills Investment Agreement is attached as Exhibit 10.13 to this Quarterly Report.

The Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a Put Notice to the Investor which states the dollar amount that the Company intends to sell to the Investor on a date specified in the Put Notice (the “Put”). The Company will be entitled to Put to the Investor (the “Put Amount”) the number of shares of Common Stock equal to two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable Put Notice. The purchase price per share to be paid by the Investor for each Put Amount will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest volume weighted average price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to the Investor’s receipt of the Put Notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the Put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance to the Investor under the Investment Agreement.

The Company will use the proceeds from the sale of the Common Stock under the Fairhills Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith deem to be in the best interest of the Company.

In connection with the Fairhills Investment Agreement, the Company and the Investor entered into a Registration Rights Agreement. Under the Registration Rights Agreement, the Company will use its commercially reasonable efforts to file, within twenty-one (21) days of the date of the Agreement, a Registration Statement on Form S-1 covering the resale of the Common Stock subject to the Investment Agreement. The Company intends to initially register 30,000,000 shares of Common Stock for resale. The Company has agreed to use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within one hundred and twenty (120) calendar days after the date of the Registration Rights Agreement. The Registration Rights Agreement is attached as Exhibit 10.14 to this Quarterly Report.

Results of Operations

We have not generated any revenue since our inception.  We do not anticipate earning revenues until we have begun to commercially produce minerals from the Concessions, the Tailings, or other mineral properties that we may own in the future.

For the periods below, we had the following expenses:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Accumulated Deficit from November 26, 2007 to March 31, 2012

General and administrative	$152,064	$18,416	$773,310
Exploration	356,696	-	909,894
Management fees	279,999	-	836,453
Total operating expenses	$788,759	$18,416	$2,519,657

For the three months ended March 31, 2012, we incurred general and administrative expenses totaling $152,064.  This increase of $133,648 was due to increases as compared to the first quarter of 2011 as follows:  accounting and auditing fees of $30,164, professional fees of $57,220, travel of $2,229, legal fees of $32,237, depreciation expense of $2,340, telephone expense of $5,301, rent expense of $2,696, and general expenses of $1,461.

In addition, we incurred aggregate costs of $356,696 related to our investment in Metales and expenditures under the Work Plan, and our Tailings Project as follows: $50,000 to fund the La Candelaria Work Plan and $160,000 to fund the Tailings Project Work Commitment and additional costs of $146,696 incurred in connection with the La Candelaria Project.

During the three months ended March 31, 2012, the Company paid management fees totaling $30,000 to our sole officer and director, and recognized $249,999 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement during the three months ended March 31, 2012. The Company paid no management fees in the first quarter of 2011.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of March 31, 2012 and December 31, 2011:

	March 31, 2012 ($)	December 31, 2011 ($)

Cash	150,554	215,737
Current Liabilities	70,689	74,375
Working Capital	82,178	143,600

Stockholders’ Equity	272,163	214,925

We had cash of $150,554 as of March 31, 2012.  We have committed to fund $450,000 over three years under the La Candelaria Work Plan, and $1,000,000 over the next two years under the Work Commitment for the Tailings Project.  Because the Company has no revenues from operations, we are dependent upon obtaining additional financing in order to fund our obligations under the Work Plan, and also to fund our obligations under the Tailings Project.  The Company has funded its exploratory program to date through the Investment Agreement and other sources of equity financing. The Company recently signed the Fairhills Investment Agreement, the proceeds of which may be used for general corporate and working capital purposes, acquisitions, and other purposes as determined in good faith by the Board of Directors. However, there is no assurance that adequate financing on acceptable terms will continue to be available to us.  During the three months ended March 31, 2012, our sole source of financing was the proceeds of two private placements of Common Stock to North American.  See Part II, Item 2, Unregistered Sales of Equity Securities.  The net proceeds from those private placements were used to fund the Company’s operating expenses, and its exploration activities under the Work Plan for the Concessions, and its Work Commitment under the Tailings Project.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting Plan

We intend to continue to have our outside accountants assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside accountant is expected to charge us approximately $3,000 to prepare our quarterly financial statements and approximately $10,000 to prepare our annual financial statements.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an absence of written policies and procedures for accounting and financial reporting, which are identified in our Annual Report on Form 10-K for the year ended December 31, 2011 as a material weakness in our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There are no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K filed with the Commission on March 27, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2012, the Company completed a private placement of 625,000 shares of Common Stock to North American. The Company sold the shares of Common Stock at a price of $0.48 per share, resulting in gross proceeds of approximately $300,000 to the Company. The sale of shares to North American represents the fourth sale of Common Stock under the Investment Agreement.

On March 21, 2012, the Company completed a private placement of 625,000 shares of Common Stock to North American. The Company sold the shares of Common Stock at a price of $0.40 per share, resulting in total proceeds of approximately $250,000 to the Company. The sale of the shares to North American represents the fifth sale of Common Stock under the Investment Agreement.

A portion of the proceeds of both private placements have been or will be used to fund the exploration and development of the Concessions, according to a work plan established for the La Candelaria project, and to make the annual payments for the property and concession taxes associated with the project. The Company will also use the proceeds to commence payments in connection with the JV Agreement, such as shipping, trucking and on-site wash plant construction, and other expenses under the work plan established for the Tailings project. Finally, a portion of the proceeds will be used for general corporate expenses associated with the Company’s exploration and development activities.

On January 30, 2012, the Company issued 100,000 shares of Common Stock to Miguel Angel Jaramillo Tapia (“Jaramillo”), an individual who is a resident of Mexico. The shares were issued to Jamarillo as partial consideration under the Tailings Project joint venture agreement dated January 26, 2012.

Neither the Common Stock or Units issued to North American, nor the Common Stock issued to Jaramillo, were registered under the Securities Act.  The sales to North American and Jaramillo were completed in reliance upon an exemption pursuant to Regulation S.  Jaramillo has represented to the Company that he is not a US person as defined in Regulation S, and that he is acquiring the Common Stock for investment purposes only and not with a view towards distribution. North American has represented to the Company that it is not a US person as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Our mining activities are located and operated outside of the United States of America. Therefore, the Company is not required to provide information under this Item.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.13	Investment Agreement dated April 27, 2012, between Lone Star Gold, Inc. and Fairhills Capital Offshore Ltd. (executed on April 30, 2012).

10.14	Registration Rights Agreement dated April 30, 2012 between Lone Star Gold, Inc. and Fairhills Capital Offshore Ltd.

31.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	May 14, 2012

