Form 10-Q
period 2012-06-30
Lone Star Gold, Inc.
filed 2012-08-20
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of August 14, 2012 was 89,341,068.

Table of Contents

		Page
Part I -	Financial Information
	Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011 and from November 26, 2007 (Date of Inception) to June 30, 2012 (Unaudited)	2
	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011 and from November 26, 2007 (Date of Inception) to June 30, 2012 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 26, 2007 (Date of Inception) to June 30, 2012 (Unaudited)	4
	Notes to the Consolidated Financial Statements (unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
	Item 4. Controls and Procedures	16

Part II -	Other Information
	Item 1. Legal Proceedings	17
	Item 1A. Risk Factors	17
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
	Item 3. Defaults upon Senior Securities	18
	Item 4. Mine Safety Disclosures	18
	Item 5. Other Information	18
	Item 6. Exhibits	18
Signatures		19
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current Assets

Cash	$9,433	$215,737
Prepaid expenses	151	2,238

Total current assets	9,584	217,975

Property and equipment, net	41,645	46,325
Mining assets	179,300	25,000

Total Assets	$230,529	$289,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$32,208	$21,767
Accrued liabilities	6,322	13,698
Note payable	50,000	-
Due to related party	38,910	38,910

Total current liabilities	127,440	74,375
Total Liabilities	127,440	74,375

Commitments

Stockholders' Equity

Common stock, 150,000,000 shares authorized, $0.001 par value; 88,341,068 and 116,791,068 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	88,341	116,791

Additional paid-in capital	2,970,278	1,812,532

Deficit accumulated during the exploration stage	(2,937,508)	(1,697,717)

Total Lone Star Gold, Inc. Stockholders' Equity	121,111	231,606

Noncontrolling interest in subsidiary	(18,022)	(16,681)

Total Stockholders' Equity	103,089	214,925

Total Liabilities and Stockholders' Equity	$230,529	$289,300

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

					Accumulated
					from
					November 26,
					2007
					(Date of
					Inception)
	For the three months ended		For the six months ended		through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses

General and administrative	63,852	106,683	215,916	125,100	837,162
Exploration costs	108,500	-	465,196	-	1,018,394
Management fees	279,999	-	559,998	-	1,116,452
Total Operating Expenses	(452,351)	(106,683)	(1,241,110)	(125,100)	(2,972,008)

Other income / (expense)
Interest income	-	1,250	-	8,647	9,839
Gain on settlement of note receivable	-	5,161	-	5,161	5,161
Interest expense	(22)	-	(22)	-	(22)

Total other income	(22)	6,411	(22)	13,808	14,978

Loss before income taxes	(452,373)	(100,272)	(1,241,132)	(111,292)	(2,957,030)

Provision for Income Tax	-	-	-	-	-

Net Loss for the Period	(452,373)	(100,272)	(1,241,132)	(111,292)	(2,957,030)

Net loss attributable to noncontrolling interest	416	6,000	1,341	6,000	19,522

Net loss attributable to Lone Star Gold, Inc.	$(451,957)	$(94,272)	$(1,239,791)	$(105,292)	$(2,937,508)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	88,143,266	115,399,368	89,935,436	117,014,206

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Accumulated from
			November 26,
	For the	For the	2007
	Six Months	Six Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Operating Activities
Net loss	$(1,241,132)	$(111,292)	$(2,957,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,680	-	7,532
Stock based compensation expense	499,998	-	1,099,972
Shares issued for exploration expenses	-	-	429,250
Gain on redemption of common stock	-	(5,161)	(5,161)

Changes in operating assets and liabilities:
Prepaid expenses	2,087	-	(151)
Interest receivable	-	(8,647)	(9,839)
Accounts payable and accrued liabilities	3,065	22,214	38,530

Net Cash Used In Operating Activities	(731,302)	(102,886)	(1,396,897)

Investing Activities
Purchase of property and equipment and mining assets	(75,000)	-	(149,177)
Note receivable extended to Related Party	-	(295,000)	(585,000)

Net Cash Used in Investing Activities	(75,000)	(295,000)	(734,177)

Financing Activities
Redemption of shares	(2)	-	(2)
Proceeds from advances related party	-	-	56,484
Proceeds from sale of common stock	550,000	400,000	2,034,025
Proceeds from issuance of note payable	50,000	-	50,000

Net Cash Provided By Financing Activities	599,998	400,000	2,140,507

Net change in Cash	(206,304)	2,114	9,433
Cash - Beginning of Period	215,737	9,977	-

Cash - End of Period	$9,433	$12,091	$9,433

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Transactions:
Redemption of common stock	$-	$600,000	$600,000
Forgiveness of advances related party	$-	$-	$17,574
Shares issued for mining assets	$79,300	$-	$79,300

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from November 26, 2007 (Inception) to June 30, 2012

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	controlling
	Shares	Par Value	Capital	Stage	Interests	Total

Balance November 26, 2007 (Date of Inception)	-	$-	$-	$-	$-	$-

Net loss for the period	-	-	-	-	-	-

Balance December 31, 2007	-	-	-	-	-	-

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	-	-	3,000

at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	-	-	24,525

at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	-	-	56,500

Net loss for the year (Restated)	-	-	-	(13,983)	-	(13,983)

Balance December 31, 2008 (Restated)	115,299,920	115,300	(31,275)	(13,983)	-	70,042

Net loss for the year	-	-	-	(93,034)	-	(93,034)
Balance December 31, 2009	115,299,920	115,300	(31,275)	(107,017)	-	(22,992)

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	-	-	300,000
Forgiveness of advances related party	-	-	17,574	-	-	17,574
Net loss for the year	-	-	-	(61,049)	-	(61,049)
Balance December 31, 2010	121,299,920	121,300	280,299	(168,066)	-	233,533
Sale of common stock for cash and warrants	6,916,148	6,916	1,093,084	-	-	1,100,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	-	-	(600,000)
Formation of subsidiary	-	-	-	-	1,500	1,500
Stock based compensation	150,000	150	598,324	-	-	598,474
Shares issued for exploration costs	425,000	425	428,825	-	-	429,250
Net loss for the year	-	-	-	(1,529,651)	(18,181)	(1,547,832)

Balance December 31, 2011	116,791,068	116,791	1,812,532	(1,697,717)	(16,681)	214,925
Sale of common stock for cash	1,250,000	1,250	548,750	-	-	550,000
Stock based compensation	-	-	499,998	-	-	499,998
Shares issued for mining assets	300,000	300	79,000	-	-	79,300
Cancellation of shares	(30,000,000)	(30,000)	29,998	-	-	(2)
Net loss for the period	-	-	-	(1,239,791)	(1,341)	(1,241,132)

Balance June 30, 2012 (unaudited)	88,341,068	$88,341	$2,970,278	$(2,937,508)	$(18,022)	$103,089

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(unaudited)

1.	Nature of Operations and Continuance of Business

Lone Star Gold, Inc. (the “Company” or “Lone Star”), formerly known as Keyser Resources, Inc. (“Keyser”), was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.

On January 26, 2012, the Company, acting through a newly-formed subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo formed a joint venture to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay, which owns a 65% interest in the joint venture.  The operations of the joint venture are included in the consolidated results of the Company.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, the Company has accumulated losses of $2,937,508 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, and for the period November 26, 2007 (inception) to June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the periods ended June 30, 2012 and 2011, and for the period November 26, 2007 (inception) to June 30, 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012.

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

June 30, 2012

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

After redemption, Mr. Ferris owns 7,500,000 shares of Common Stock, and Mr. Rhoden owns 22,500,000 shares of Common Stock, representing 8.49% and 25.47%, respectively, of the issued and outstanding shares of Common Stock. The redeemed shares of Common Stock were retired and restored to the status of authorized and unissued shares, and not held in treasury. The Company, Mr. Ferris and Mr. Rhoden agreed to effect the redemption in order to reduce the number of issued and outstanding shares of Common Stock.

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

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(unaudited)

3.	Equity Lines of Credit

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

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), as amended by Amendment No. 1 to Investment Agreement dated June 25, 2012, pursuant to which Fairhills has agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000.

The Fairhills Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a put notice to Fairhills which states the dollar amount that the Company intends to sell to Fairhills on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by Fairhills will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest trading price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to Fairhills receipt of the put notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Fairhills Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance to Fairhills under the Investment Agreement.

The Company will use the proceeds from the sale of the Common Stock under the Fairhills Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith, deem to be in the best interest of the Company.

The Company filed a Registration Statement on Form S-1 covering the resale of 30,000,000 shares of Common Stock subject to the Investment Agreement on July 13, 2012.

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(unaudited)

4.	Debt

In June 2012 the Company entered into a secured note agreement with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company, in the principal amount of $50,000 at an annual interest rate of 2%. Principal and accrued and unpaid interest is due on December 24, 2012.  The Note is secured by 3,750,000 shares of common stock of the Company owned by Dan Ferris, our President and sole director.

5.	Equity

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

On June 29, 2012, the Company issued 200,000 shares of its $0.001 par value common stock to Miguel Angel Jaramillo Tapia in accordance with the JV agreement (See Note 6). The fair market value of the shares on the date of issuance was $33,300.

A summary of warrant activity for the six months ended June 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Warrants	price	life (years)	Value
Outstanding December 31, 2011	200,000	$1.20
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding June 30, 2012	200,000	$1.20	2.08	$59,467

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(unaudited)

6.	Commitments

On October 31, 2011, the Company entered into an agreement with a consultant to perform consulting services as requested by the Company. The contract calls for the consultant to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares of the Company's $0.001 par value common stock. The fair market value of the common stock on the date of grant was $124,500. The term of the agreement is one year and it will automatically renew if not cancelled in writing 30 days prior to the end of the annual period.

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

Gonzalez transferred the Concessions to Metales pursuant to an agreement with American Gold.    On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. Pursuant to the Assignment Agreement (which has an effective date of June 10, 2011), the Company has taken or will take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.	The Company issued 125,000 shares of its $0.001 par value common stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with Option Agreement (the “American Gold Shares”) on August 17, 2011.

2.	The Company issued 300,000 shares of its $0.001 par value common stock, with a fair value of $303,000, to Gonzalez on September 16, 2011.

3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”). During the Work Plan year ended January 11, 2012, the Company funded $163,557 towards the Work Plan.

4.	For the six months ended June 30, 2012, the Company has paid Gonzalez an additional $125,000.

The American Gold Shares were issued in the name of North American, with the agreement of American Gold.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Property.  Metales is obligated to undertake work necessary to bring the existing geological survey on the Property up to NJ 43-101 standards. Under the second year of the Work Plan, the Company has advanced $56,695 and $3,500 during the quarters ended March 31, 2012 and June 30, 2012, respectively, for a total of $60,195.

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

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(unaudited)

6.	Commitments (cont’d)

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of the Company’s Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of Common Stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000.  The Company recognized $499,998 in expense related to the stock grant during the six months ended June 30, 2012.

Tailings Project

On January 26, 2012, the Company, acting through a newly-formed subsidiary, entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), and Jaramillo formed a joint venture to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay.

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

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2012

(unaudited)

6.	Commitments (cont’d)

As further consideration, the Company is obligated to issue 600,000 shares of the common stock, $0.001 par value, of the Company (“Common Stock”), to Jaramillo as follows:

(a)    300,000 shares of Common Stock, which have been issued to Jaramillo.

(b)    300,000 shares of Common Stock within 12 months of signing the JV Agreement.

The shares of Common Stock will be restricted shares and carry current and appropriate legends to that effect. Jaramillo executed a Share Issuance Agreement concurrently with the execution of the JV Agreement, with respect to the shares of Common Stock to be issued under the JV Agreement.

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”), and other activities of the Joint Venture. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the Joint Venture from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the operations of the Joint Venture. For the six months ended June 30, 2012, the Company paid $250,000 toward the Work Commitment, of which $160,000 was paid during the three months ended March 31, 2012 and $90,000 was paid during the three months ended June 30, 2012.

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

If either party defaults under the JV Agreement, the defaulting party’s rights to participate in the Joint Venture will be immediately suspended, and the defaulting party will have no right to share in the revenues of the Joint Venture until the breach is cured. If the defaulting party is Jaramillo, then Amiko Kay may perform the duties of Jaramillo under the Agreement. The non-defaulting party may also sue for damages incurred as a result of the event of default.

The JV Agreement will terminate upon completion of processing the Tailings, as determined by Amiko Kay in its sole discretion. If Jaramillo materially breaches the JV Agreement, the Subsidiary may terminate the JV Agreement upon 30 days’ notice to Jaramillo. Jaramillo has no right to terminate the JV Agreement before the processing of the Tailings is complete.

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

Agreements

La Candelaria Project

In May 2011, Metales HBG, S.A. de C.V., a company organized under the laws of Mexico (“Metales”) was formed, with the Company owning 70% of the issued and outstanding shares of capital stock. Metales owns certain gold and silver mining Concessions covering 800 hectares, or 1,976 acres, near Guachochi, Chihuahua, Mexico. The Concessions are sometimes referred to as the “La Candelaria Project”. See Note 6 to the Financial Statements.

In order to fulfill its obligations under the Option Agreement executed in connection with the transfer of the Concessions to Metales, the Company paid Homero Bustillos Gonzalez (“Gonzalez”) the amount of $125,000 in January 2012. The Company, either alone or through Metales, is obligated to fund $150,000 of development costs per year for three years beginning in January 2011, under a Work Plan established for the Concessions (the “Work Plan”). For the six months ending June 30, 2012, the Company made payments totaling $185,195 pursuant to the Work Plan. See “Results of Operations” below.

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

In November 2011, a team of geologists drilled ten drill holes to a depth of approximately 200 meters (650 feet).  The inital results received from ALS CHEMEX showed only trace amounts of gold and sliver. The Company is currently remapping the area in order to determine whether additional drilling targets are warranted.

The Concessions are without known proven (measured) or probable (indicated) reserves, as defined under SEC Industry Guide 7, and the exploration program described in this Quarterly Report is exploratory in nature. See “No Proven or Probable Reserves” below .

Tailings Project

On January 26, 2012, the Company, acting through a newly-formed subsidiary, entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), and Jaramillo formed a joint venture to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. See Note 6 to the Financial Statements for a description of the JV Agreement.

The Company is obligated to fund $250,000 for the benefit of the Joint Venture before January 26, 2013, under the work commitment established for the Tailings Project. For the six months ending June 30, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment. See “Results of Operations” below.

On the Tailings property, two out of three on-site washing jigs are now complete and operational. The jigs separate the heavy mineral-rich material from the lighter worthless material in the Tailings. The Company has been pre-washing material for two months to maximize the silver and gold content per ton of material to be shipped to nearby floatation and leaching plants in Parral, Mexico. The cost of the wash plant and jig circuit was $60,000 to date.

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico. As of the date of this Quarterly Report, this shipment has not been fully processed. The first processing plant selected in Parral, Mexico closed unexpectedly for the last few months and recently re-opened. The plant is expected to resume processing in the near future. The plant’s management has agreed to receive and process 200 tons per day (tpd) of the Company’s Tailings material. In addition, the Company is negotiating an agreement with a second nearby processing plant. The second plant continues to receive small amounts of the Company’s washed concentrate and is currently fine-tuning and determining the optimal processing route for the material. The Company has no revenues from the Tailings as of the date of filing.

The Company has completed its preliminary study regarding the construction of a benign nitrogen leaching pile process to be built on the property, which is expected to be capable of processing 1,000 tons of Tailings per day. This relatively new leaching process represents the benefits of not using cyanide and of having minimal environmental impact. In turn, the complexity of the permitting process for the plant's construction will be greatly reduced. The Company’s consultants in Mexico are in the process of obtaining permits for the new plant.

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

Fairhills Investment Agreement

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company Fairhills, as amended by Amendment No. 1 to Investment Agreement dated June 25, 2012. Under the Fairhills Investment Agreement, Fairhills agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000. The Fairhills Investment Agreement was filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2012 and Amendment No. 1 was filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the Commission on July 13, 2012.

The Fairhills Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a put notice to Fairhills which states the dollar amount that the Company intends to sell to Fairhills on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by Fairhills will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest trading price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to Fairhills receipt of the put notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Fairhills Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance to Fairhills under the Investment Agreement.

The Company will use the proceeds from the sale of the Common Stock under the Fairhills Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith, deems to be in the best interest of the Company.

The Company filed a Registration Statement on Form S-1 covering the resale of 30,000,000 shares of Common Stock subject to the Investment Agreement on July 13, 2012. The Company may not sell common stock to Fairhills until the Registration Statement is declared effective by the Commission.

Results of Operations

We have not generated any revenue since our inception.  We do not anticipate earning revenues until we have begun to commercially produce minerals from the Concessions, the Tailings, or other mineral properties that we may own in the future.

Three months ended June 30, 2012 and 2011, respectively

For the periods below, we had the following expenses:

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011

General and administrative	$63,852	$106,683
Exploration	108,500	-
Management fees	279,999	-
Total operating expenses	$452,351	$106,683

Included in exploration expenses of $108,500 for the three months ended June 30, 2012 are costs of $3,500 related to the La Candelaria Project and costs of $90,000 related to the Tailings Project. With respect to the La Candelaria Project, we paid a total of $3,500 under the Work Plan for La Candelaria. With respect to the Tailings Project, the Company made payments of $90,000 to the Joint Venture, which includes approximately $40,000 for construction of the wash plant, $40,000 for equipment and trucks, and $10,000 for repairs, fuel, taxes, insurance, office and management costs. The Company incurred no exploration costs for the three months ended June 30, 2011.

For the three months ended June 30, 2012, we incurred general and administrative expenses totaling $63,852.  This decrease of $42,831 was due to increases (decreases) as compared to the three months ended June 30, 2011 as follows:  accounting and auditing fees of ($15,036), legal and professional fees of ($58,656), travel of ($5,786), telephone expense of $2,340, rent expense of ($828), office expenses of $32,669, and general expenses of $2,466.

During the three months ended June 30, 2012, the Company paid management fees totaling $30,000 to our sole officer and director and recognized $249,999 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement., The Company paid no management fees in the first three months of 2011.

Six months ended June 30, 2012 and 2011, respectively

For the periods below, we had the following expenses:

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Accumulated Deficit from November 26, 2007 to June 30, 2012

General and administrative	$215,916	$125,100	$837,162
Exploration	465,196	-	1,018,394
Management fees	559,998	-	1,116,452
Total operating expenses	$1,241,110	$125,100	$2,972,008

Included in Exploration expenses of $465,196 for the six months ended June 30, 2012 are costs of $185,195 related to the La Candelaria Project and costs of $250,000 related to the Tailings Project. With respect to the La Candelaria Project, we paid a total of $60,195 under the Work Plan for La Candelaria, and made $125,000 in payments to Homero Gonzalez under the Option Agreement. With respect to the Tailings Project, the Company made payments of $250,000 to the Joint Venture, which includes approximately $60,000 for construction of the wash plant, $122,500 for equipment and trucks, and $67,500 for repairs, fuel, taxes, insurance, office and management costs. The Company incurred no exploration costs in the first six months of 2011.

For the six months ended June 30, 2012, we incurred general and administrative expenses totaling $215,916.  This increase of $90,816 was due to increases (decreases) as compared to the first six months of 2011 as follows:  accounting and auditing fees of $15,128, legal and professional fees of $63,219, travel of ($4,882), depreciation expense of $4,680, telephone expense of $6,597, rent expense of $2,062, and general expenses of $4,012.

During the six months ended June 30, 2012, the Company paid management fees totaling $60,000 to our sole officer and director and recognized $499,998 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement. The Company paid no management fees in the first six months of 2011.

Liquidity and Capital Resources

The following is a summary of our balance sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012 ($)	December 31, 2011 ($)

Cash	9,433	215,737
Current Liabilities	127,440	74,375
Working Capital (deficit)	(117,856)	143,600

Stockholders’ Equity	103,089	214,925

We had cash of $9,433 as of June 30, 2012.  We have committed to fund $450,000 over three years under the La Candelaria Work Plan, and $1,000,000 over two years under the work commitment for the Tailings Project.  Because the Company has no revenues from operations, we are dependent upon obtaining additional financing in order to fund our obligations under the Work Plan, and also to fund our obligations under the Tailings Project.  The Company has funded its exploratory program to date through the Investment Agreement with North American and other sources of equity financing. The Company recently signed the Fairhills Investment Agreement, the proceeds of which may be used for general corporate and working capital purposes, acquisitions, and other purposes as determined in good faith by the Board of Directors. However, the Company may not sell common stock to Fairhills until the Registration Statement is declared effective by the Commission. There is no assurance that adequate financing on acceptable terms will continue to be available to us.

During the six months ended June 30, 2012, our sole source of financing was the proceeds of a Secured Note (the “Note”) in the principal amount of $50,000 executed by the Company in favor of Fairhills. The Note contains the following payment terms: (a) the unpaid principal amount accrues interest at the rate of two percent (2%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on December 24, 2012, and (c) any portion of the unpaid principal and accrued but unpaid interest may be prepaid by the Company, without penalty. Payment of the Note is secured by 3,750,000 shares of Common Stock of the Company owned by Dan M. Ferris. Mr. Ferris is the sole director and officer of the Company.

The proceeds of the Notewere used to make certain payments relating to the Company’s Tailings joint venture, and for general operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.Controls and Procedures.

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2012, the Company issued 200,000 shares of Common Stock to Miguel Angel Jaramillo Tapia (“Jaramillo”), an individual who is a resident of Mexico. The shares were issued to Jamarillo as partial consideration under the Tailings JV Agreement.

On July 11, 2012, the Company issued 1,000,000 shares of its Common Stock to Daniel M. Ferris, the sole executive officer of the Company. The shares of Common Stock are part of Mr. Ferris’ compensation for serving as President of the Company, as set forth in Mr. Ferris’ Employment Agreement dated July 12, 2011.

 Neither the Common Stock issued to Mr. Ferris, nor the Common Stock issued to Jaramillo, were registered under the Securities Act.  The issuances of stock were completed in reliance upon an exemption pursuant to Regulation S.  Both Jaramillo and Mr. Ferris have represented to the Company that he is not a US person as defined in Regulation S, and that he is acquiring the Common Stock for investment purposes only and not with a view towards distribution.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Our mining activities are located and operated outside of the United States of America. Therefore, the Company is not required to provide information under this Item.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Periodic Financial Reports by Daniel M. Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Daniel M. Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

By:	/s/ Daniel M. Ferris
Name:	Daniel M. Ferris
Title:	President, Secretary and Treasurer

Date:	August 20, 2012

