Form 10-K/A
period 2011-12-31
Lone Star Gold, Inc.
filed 2012-09-05
CIK 1464865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

As of March 23, 2012 there were 88,141,068 shares of common stock, $0.001 par value (Common Stock”) of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Lone Star Gold, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012 (the “Original Filing”).

The Company is filing this Amendment in response to a comment letter from the SEC dated August 9, 2012. The Amendment is filed for the following purposes:

1.	Amending and restating Item I of Part I, “Business” to include additional information and disclosures regarding the business of the Company or, where necessary, to revise the disclosures contained in the Original Filing;

2.	Amending and restating Item 9A of Part II, “Controls and Procedures” to include information required by Item 308(c) of Regulation S-K.

3.	Amending Note 2(i) to the Financial Statements.

No changes have been made to the Form 10-K other than to add the information as described above.  This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

Authorizations and Permits

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

The Company has been advised that consultants working with Metales have obtained all of the approvals required for exploration rights under the Concessions, but if the work on the Concessions advances to a development stage, Metales will require further permits from the appropriate authorities.

Location and Access

The property covered by the Concessions is located approximately 125 miles southwest of the city of Chihuahua, Mexico, in the municipality of Guachochi. The town of Tonachi is approximately 3 miles southeast from the border of the Concessions. Guachochi may be reached by a paved state highway. The road from Guachochi to Tonachi is an established paved road, with the final 20 miles (36 km) being good quality dirt roads capable of handling large trucks and other vehicles. The closest airstrip is located just outside Guachochi, but Chihuahua remains the main hub.

A map of the location of both the La Candelaria Concessions and the Mine Tailings project (described in the next section) is set forth below:

La Candelaria and Mine Tailings Project (Source: Lone Star Gold, Inc. 2012)

A map showing the location of the Concessions in relation to the nearest towns of Guachochi and Tonachi is set forth below:

La Candelaria Project (Source: Lone Star Gold, Inc. 2012)

History and Plan of Operation

The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”). The Work Plan consists of a 3-phase, $450,000 exploration program. Phase 1 exploration work includes mapping of the property; defining 10-15 core drill targets; and equipping a regional satellite office in Chihuahua to conduct work programs on the property while providing a secure sample transfer location for delivery to the ALS CHEMEX regional office/processing plant. The geological team will conduct layers of geo-chemical and geo-physical analysis of the entire property to increase the Company's geo-chemical data. In addition, the team will isolate surface areas of interest and define any underground structures and faults systems. Phase 2 exploration work will include drilling the initial targets identified in Phase 1. Phase 3 exploration work will include further defining underground structures in the most economical areas on the property based on previous drill results. Miguel Jaramillo, an independent consultant also is acting as the Company’s Vice President of Exploration, and Adam Whyte, an independent consultant in Mexico, oversee the exploration program for the Company. See Part III, Item 10 “Significant Employees and Consultants”.

Metales has been involved in Phase 1 exploration, including gathering as much drill data as possible from the previously identified low sulphidation epithermal system; identifying drill targets; and beginning initial drilling. In terms of gathering data, existing data and new data received by Metales will undergo a geo-physical study and ongoing analysis, including full spectral results. As part of the Phase 1 exploration, crews have extracted approximately 200 rock chips and stream sediment samples of the entire 800-hectare area. Crews have also begun a limited shallow drilling program focused on the southeast zone of the property covered by the Concessions. To date, much of the data has been mapped and processed in Lone Star's Chihuahua office.

In November 2011, a team of Geologists drilled ten drill holes to a depth of approximately 200 meters (650 feet). The Company is waiting for the results of the drilling from the ALS CHEMEX laboratories. The Company has received initial drilling results from a local laboratory, which showed hydrothermal chemical alterations that have potential for a silver or gold deposit at deeper levels. Lone Star's VP of Exploration has suggested the need to drill deeper to further test the property's mineral potential. If results from the initial drilling stage indicate further drilling is justified, a larger drill unit will be used, capable of reaching depths of 500 meters (1,600 feet) or more.

Exploration is currently halted until the late fall of 2012 when plans are in place to combine the $100,000 remaining under the Company’s commitment to the 2012 Work Plan with the $150,000 that the Company has agreed to provide for the 2013 Work Plan. This total commitment of $250,000 will be used to perform deep core drilling, which is expected to be complete by mid-February 2013. The Company and the consultants working with Metales decided to spend the combined amounts for the 2012 and 2013 Work Plans to avoid duplicating the cost of transporting the drilling equipment and set up costs. Metales will decide whether to perform further drilling after the new data from the drilling campaign has been analyzed.

Mineralization

The mineralization is believed to be a low sulphadation epithermal deposit. Quartz and calcite vein structures are likely been caused by a nearby magma chamber. Large drop off structures and rock formations also show potential of a caldera collapse on the property. If that is true, then this would be classified as a large low grade deposit.

It is believed that certain areas of the La Candelaria were previously disturbed by small freelance mining operations, which scavenge mineralized ore from properties they do not own, but the Company’s consultants have not found visible signs of contamination on the site.

Source of Funding for Exploration

The Company advanced approximately $122,341 to Metales in the first year of the Work Plan, which, together with payments made to Gonzalez that were credited to the Work Plan, satisfied its obligations for that first year. The Company has paid approximately $50,000 towards the payments required in the second year of the Work Plan, and intends to make the remaining required payments totaling $100,000 in the fourth quarter 2012.

The Company currently relies on sales of the Company’s common stock to fund its obligations under the Work Plan. The Company intends to use proceeds from the Tailings joint venture to fund its obligations under the Work Plan if and when proceeds become available.

Sample Collection

Consultants working with Metales collect samples from drilling in large plastic bags containing 5-8 kilograms of material, which are strapped and labeled with GPS coordinates. Foremen on the site document the packages and store them in a secure locker. The packages are shipped to Lone Star’s office in Chihuahua and then to ALS Chemex’s laboratories in either Canada or Mexico. For faster results, some samples may be delivered to either the Chihuahua state government processing lab in Parral, or the ERSA Global Laboratory in Torreon, Mexico.

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

Joint Venture Agreements

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

The Joint Venture will initially process 100-200 tons of the Tailings per day at a processing plant in Parral, a short distance from the Tailings. The Joint Venture plans for the amount processed to be increased up to 600-800 tons per day during the first year, depending on the Joint Venture’s ability to employ more equipment and workers at the Tailings pile and to complete construction of the heap leach system and flotation plant on the property on which the Tailings are located (the “Property”), as described in “History and Plan of Operation” below.

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

The JV Agreement provides that title to the Property and the Tailings will remain in Jaramillo’s name. Jaramillo will be responsible for obtaining all permits, approvals and authorizations associated with the processing of the Tailings. He is also responsible for causing the Joint Venture to comply with all applicable laws, rules and regulations, and to maintain insurance on the Property. Amiko Kay will have access to the Property and the Tailings at all times during the term of the JV Agreement.

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

The JV Agreement will terminate upon completion of processing the Tailings, as determined by Amiko Kay in its sole discretion. If Jaramillo materially breaches the JV Agreement, Amiko Kay may terminate the JV Agreement upon 30 days’ notice to Jaramillo. Jaramillo has no right to terminate the JV Agreement before the processing of the Tailings is complete.

Jaramillo provides independent consulting services to the Company on the La Candelaria project. He acts as Vice President of Exploration on the La Candelaria project (although he is not an executive officer, or an employee, of the Company, Metales or Amiko Kay). See Item 10, Directors, Executive Officers and Corporate Governance, below.

Location and Access

The Tailings are located in the town of San Antonio del Potrero, Mineral de Jal, comprising approximately 75 hectares. The Tailings pile is approximately 200 meters from a paved state highway in San Antonio del Potrero. The Tailings pile is registered with the San Antonio Ejido and the city of Hidalgo del Parral. The city of Hidalgo del Parral is located approximately 220 kilometers from the city of Chihuahua, Mexico. Hidalgo del Parral may be reached by a paved road from all directions, including from Chihuahua. The closest airport is located in Chihuahua.

A map of the general location of the Tailings property can been seen in “La Candelaria – Location and Access” above. A map of the location of the Tailings pile in relation to the city of Hidalgo del Parral is set forth below:

 Mine Tailings (Source: Lone Star Gold, Inc. 2012)

The Tailings come from the Beta Colorado vein that runs approximately 8 kilometers north of the city of Hidalgo Del Parral. The main structure of the vein is approximately 16 meters wide and has been mined for over 250 years by various parties and mining continues today. There are currently 8-10 mines operating on the north end of the Beta Colorado vein, with multiple shoot structures on the same trend. The Company has been informed that there are no signs of recent contamination on the site.

The Tailings pile is approximately 650 meters in length and averages 100 meters wide. The average depth of the pile is 15 meters, for a total of 975,000 cubic meters. The Company’s consultants have estimated that the Tailings weigh 1.2 million tons. The estimate of 1.2 million tons of tailings has been calculated by applying a factor of 1.25 tons per cubic meter of Tailings material. The Company’s consultants derived the factor of 1.25 tons of material per cubic meter by weighing trucks filled with the Tailings material. No additional material is being added to the pile.

The Tailings are without known proven (measured) or probable (indicated) reserves, as defined under SEC Industry Guide 7, and the exploration program described in “History and Plan of Operation” is exploratory in nature. See “No Proven or Probable Reserves” below.

History and Plan of Operation

As stated above, the Company or Amiko Kay will fund an amount up to $1,000,000 for the benefit of the Joint Venture over its first two years, as follows:

.	$250,000 within the first year of the Joint Venture for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

.	$750,000 within the second year of the Joint Venture for the construction of a heap leach system and possibly a floatation plant on the Property.

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

The Joint Venture’s consultants in Mexico performed additional testing by having a sample of approximately 45 kilograms (approximately 88 pounds) of the Tailings processed and analyzed. Grade assays based on the sampling were received from SGM (Servicio Geologico Mexicano). The results of the analysis showed an average of 115 grams per ton of silver and 0.7 grams per ton of gold, with 1% per ton of lead and zinc. The grade assays are not recognized as NI 43-101 standard.

In late February 2012, the Joint Venture began shipping 100 tons of Tailings per day to a processing plant. As of the date of filing, none of the Tailings had been processed because of the plant closed unexpectedly and underwent and a change in management. The Joint Venture has been informed that the plant is scheduled to re-open in the fall of 2012. The Company has received no revenues from minerals extracted from the Tailings as of this date.

Currently, extensive testing is being done on the Tailings material on how best to liberate the base metals. The Joint Venture has decided to construct a basic wash plant and jig circuit on the property on which the Tailings are located. This temporary wash plant is a simple processing circuit that will separate the heavy, mineral-rich material from the lighter, worthless material in the Tailings. It is anticipated that the wash plant will have a capacity of approximately 30 tons of Tailings per hour. The Joint Venture expects the construction of the wash plant to cost approximately $70,000 and take between 6 to 8 weeks once construction has begun.

Additional test results have shown the capacity to use a relatively new, relatively benign leaching process that uses mostly nitrogen to extract the precious metals from the Tailings material. The Joint Venture has plans to design and develop a 1,500 ton per day leaching plant on the Property and believe the need for a floatation circuit will not be required.

As noted above in “Joint Venture Agreement”, Jaramillo will manage the day-to-day affairs associated with processing the Tailings. Adam Whyte, an independent consultant for the Company in Mexico, works with the Joint Venture on the Tailings project. See Part III, Item 10 “Significant Employees and Consultants”.

Authorizations and Permits

The surface rights to the land on which the Tailings are located are subject to the rights of a local Ejido. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. The Company’s consultants have informed us that the Joint Venture currently has a written agreement with all of the leaders of the area Ejido that controls the surface rights of Tailings property, allowing the Joint Venture to process the Tailings pile, and that the head of mining for the state of Chihuahua has granted verbal approval for all stages of the Joint Venture’s plan to process the Tailings. After designs for the leaching plant are complete, the Joint Venture will obtain all necessary documentation from the appropriate permitting authorities for construction.

Source of Funding for Exploration

The Company currently relies on sales of the Company’s common stock to fund its obligations to the Joint Venture. The Company intends to use future revenues from the sale of minerals extracted from the Tailings to fund its obligations, if and when such revenues have been received.

Equipment

The Joint Venture has purchased equipment to assist in moving the Tailings to be processed, including two dump trucks, a backhoe, two drills, two washing jigs, compressors, generators, pumps, a hopper, conveyors and holding tanks. The cost of this equipment was approximately $200,000. The Joint Venture has access to three 6-inch water lines that also pump water from a neighboring shaft mine. The Joint Venture can obtain electricity from an electrical sub-station located 200 meters form the Tailings.

Reclamation

The Joint Venture currently plans to re-shape the Tailings pile and spread it over a larger area after the Tailings have been processed. The Joint Venture plans to leave an irrigation system for local farmers to cultivate grass for grazing. The Company has been advised by its consultants that the leaders of the Ejido and the Chihuahua mining authorities have verbally agreed to this plan.

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

Compliance with Governmental Regulation

The Company is committed to complying with all governmental and environmental regulations applicable to the Company, its properties and its business. Permits from a variety of regulatory authorities are required for many aspects of mine operation. The Company relies on its consultants in Mexico to obtain and maintain all permits, authorizations and approvals necessary or desirable to maintain our business and properties. The Company has been informed that it has the necessary permits and approvals to proceed with the operation of the Tailings joint venture, including a preliminary verbal approval from the Chihuahua mining authorities for the construction of a plant on the Tailings Property. After the plant is designed, the Joint Venture will receive the necessary authorization from the same office.

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

Mr. Ferris and one other stockholder currently own approximately 34.27% of our common stock on a fully diluted basis, as a group .   As a result, they could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition.  Any stockholders in favor of a matter that is opposed by these two stockholders would have to obtain a significant number of votes to overrule the collective votes of Mr. Ferris and the other principal stockholder.

Mr. Ferris is our sole director and officer and the loss of Mr. Ferris could adversely affect our business.

Since Mr. Ferris is currently our sole director and officer, if he were to die, become disabled, or leave our company, we would be forced to retain individuals to replace him. There is no assurance that we can find suitable persons to replace him if that becomes necessary. We have no Key Man” life insurance at this time.

We may conduct further offerings in the future in which case investors' shareholdings will be diluted.

Since our inception, we have relied on sales of our common stock and warrants to fund our operations. The Investment Agreement grants North American the ability to buy a substantial number of shares of Common Stock of the Company in a series of private placement transactions at a price that is at a discount to the market price. In addition, under the Option Agreement, the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first, so any issuance of common stock or equivalents will result in even greater dilution because of the shares or share equivalents that will have to be issued to Gonzalez as a result. Finally, Jaramillo is entitled to 600,000 shares of Common Stock as partial consideration under the JV Agreement. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If Common Stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interests in us will be diluted. The result of this could reduce the value of current investors' stock.

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

While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. In addition, certain of our Mexican properties could be subject to rights of the Ejido , as discussed below.

Our ability to develop our property in Mexico is subject to the rights of the Ejido (local inhabitants) to use the surface for agricultural purposes .

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases its office at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico.

The Company owns a 70% interest in the Concessions through its ownership interest in Metales. See the description of the Concessions in Item 1, Business”, above.

Amiko Kay has entered into the Joint Venture to process the Tailings and sell any Extracted Minerals from the Tailings. See the description of the Tailings in Item 1, Business”, above.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings which involve the Company or any of our properties.

ITEM 4. MINE SAFETY DISCLOSURES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply to our mining activities, all of which are located and operated outside the United States. Therefore, the Company is not required to make such disclosures.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 20, 2011, shares of our common stock have been quoted on the OTCBB under the symbol LSTG”, following the change in name of the Company to Lone Star Gold, Inc.” From October 27, 2010 to June 20, 2011, our shares of Common Stock were quoted on the OTCBB under the symbol KYSR”. Our stock began trading on October 27, 2010 at $0.155 and the stock price did not change until the July 2011. Accordingly, there are no high and low bids for the Common Stock before the third quarter 2011.

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

Equity Compensation Plans

Other than the shares of Common Stock to be issued to Mr. Ferris under his Employment Agreement, as described more fully in Item 6, Executive Compensation” below, we have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

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

The issuance of the shares of Common Stock to North American was not registered under the Securities Act of 1933. Instead, the sale was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. North American has represented to the Company that it is not a U.S. person” as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution. The shares of Common Stock issued to North American will be restricted securities” and any subsequent resale or transfer of those shares will have to be made pursuant to an exemption from or registration under the Securities Act of 1933, as amended.

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

As of December 31, 2010, we had a working capital balance as a result of notes receivable offset by accounts payable and accrued liabilities. As of December 31, 2011, our cash position has increased because of investments made by North American Gold Corp. (North American”) under an Investment Agreement, which is described below. The Company reasonably anticipates earning revenues from the Tailings project by the second or third quarter of 2012.

On August 29, 2011, the Company and North American executed an Investment Agreement (the Investment Agreement”). Under the Investment Agreement, North American agreed to invest up to $15,000,000 to purchase the Company’s Common Stock in increments of $100,000 or an integral multiple thereof, at the Company’s option at any time through August 31, 2013 (the Open Period”). During the Open Period, the Company has the option to deliver a put notice (a Put Notice”) to North American that states the number of shares of Common Stock the Company proposes to sell to North American (the Put Shares”), and the price per share for those Put Shares (the Share Price”). The Share Price is equal to 90% of the volume weighted average closing price of the Common Stock for the 20 days immediately preceding the date of the Put Notice. The closing for the sale of the Put Shares pursuant to a Put Notice shall take place no later than 10 Trading Days after the date of such Put Notice. A Trading Day” is defined as a day in which the NASDAQ stock market or OTC Bulletin Board is open for business. North American has the right to refuse to close any requested sale of Put Shares because of negative market conditions affecting the Common Stock.

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

The sales of Put Shares will not be registered under the Securities Act of 1933, but will be issued under an exemption from the registration requirements of the Securities Act of 1933. Any Put Shares issued and sold to North American will be restricted securities” and will be subject to applicable restrictions on resale.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lone Star Gold, Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Lone Star Gold, Inc. (the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 26, 2007 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders’ deficit and cash flows for the period from November 26, 2007 (inception) to December 31, 2009, which totals reflected a deficit of $107,017 accumulated during the exploration stage. Those financial statements and cumulative totals were audited by other auditors whose report dated April 12, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2011

Revenue	$-	$-	$-

Operating Expenses

General and administrative	486,741	62,241	621,246
Exploration costs	530,925	-	553,198
Management fees	543,974	-	556,454

Total Operating Expenses	(1,561,640)	(62,241)	(1,730,898)

Other income
Interest Income	8,647	1,192	9,839

Gain on settlement of note receivable	5,161	-	5,161

Total other income	13,808	1,192	15,000

Loss before income taxes	(1,547,832)	(61,049)	(1,715,898)

Provision for Income Tax	-	-	-

Net Loss for the Period	(1,547,832)	(61,049)	(1,715,898)

Net loss attributable to noncontrolling interest	18,181	-	18,181

Net loss attributable to Lone Star Gold, Inc.	$(1,529,651)	$(61,049)	$(1,697,717)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	118,686,221	115,760,194

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2011

Operating Activities

Net loss for the year	$(1,547,832)	$(61,049)	$(1,715,898)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,852	-	2,852
Stock based compensation expense	599,974	-	599,974
Shares issued for exploration expenses	429,250	-	429,250
Gain on redemption of common stock	(5,161)	-	(5,161)

Changes in operating assets and liabilities:
Prepaid expenses	(2,238)	(848)	(2,238)
Interest receivable	(8,647)	-	(9,839)
Accounts payable and accrued liabilities	6,739	(709)	35,465
Net Cash Used In Operating Activities	(525,063)	(62,606)	(665,595)

Investing Activities

Note receivable extended to Related Party	(295,000)	(290,000)	(585,000)
Purchases of property and equipment and mining assets	(74,177)	-	(74,177)

Net Cash Used in Investing Activities	(369,177)	(290,000)	(659,177)

Financing Activities

Proceeds from advances - related party	-	56,484	56,484

Proceeds from sale of common stock	1,100,000	300,000	1,484,025

Net Cash Provided By Financing Activities	1,100,000	356,484	1,540,509

Net change in cash	205,760	3,878	215,737

Cash - Beginning of Period	9,977	6,099	-

Cash - End of Period	$215,737	9,977	215,737

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash transactions:
Redemption of common stock	$600,000	$-	$600,000
Forgiveness of advances-related party	$-	$17,574	$17,574

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from November 26, 2007 (Date of Inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	controlling
	Shares	Par Value	Capital	Stage	Interests	Total

Balance - November 26, 2007 (Date of Inception)	-	$-	$-	$-	$-	$-

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2007	-	-	-	-	-	-

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	-	-	3,000

at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	-	-	24,525

at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	-	-	56,500

Net loss for the year - (Restated)	-	-	-	(13,983)	-	(13,983)

Balance - December 31, 2008 - (Restated)	115,299,920	115,300	(31,275)	(13,983)	-	70,042

Net loss for the year	-	-	-	(93,034)	-	(93,034)

Balance - December 31, 2009	115,299,920	115,300	(31,275)	(107,017)	-	(22,992)

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	-	-	300,000

Forgiveness of advances - related party	-	-	17,574	-	-	17,574

Net loss for the year	-	-	-	(61,049)	-	(61,049)

Balance - December 31, 2010	121,299,920	121,300	280,299	(168,066)	-	233,533

Sale of common stock for cash and warrants	6,916,148	6,916	1,093,084	-	-	1,100,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	-	-	(600,000)

Services received in connection with formation of subsidiary	-	-	-	-	1,500	1,500

Stock based compensation	150,000	150	598,324	-	-	598,474
Shares issued for exploration costs	425,000	425	428,825	-	-	429,250

Net loss for the period	-	-	-	(1,529,651)	(18,181)	(1,547,832)

Balance - December 31, 2011	116,791,068	$116,791	$1,812,532	$(1,697,717)	$(16,681)	$214,925

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.

(formerly known as Keyser Resources, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

1.	Nature of Operations and Continuance of Business

Lone Star Gold, Inc. (the Company” or Lone Star”), formerly known as Keyser Resources, Inc. (Keyser”), was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (FASB”) Accounting Standards Codification (ASC”) 915, Development Stage Entities.

On May 10, 2011, stockholders holding at least a majority of the issued and outstanding shares of Common Stock, acting by written consent, adopted resolutions that approved a change in the Company’s name from Keyser Resources, Inc.” to Lone Star Gold, Inc.”, an increase in the number of authorized shares of common stock to 150,000,000 and a 20:1 forward stock split.  Share information throughout these financial statements and footnotes have been presented retroactively of the stock split.

On May 31, 2011, Metales HBG, S.A. de C.V. (Metales”), a company organized under the laws of Mexico, was formed, with the Company owning 70% of the issued and outstanding capital stock.  The remaining 30% of the issued and outstanding capital stock of Metales was issued to Homero Bustillos Gonzalez (Gonzalez”), an individual resident of Mexico.  On June 10, 2011, Gonzalez assigned to Metales eight (8) gold and silver mining concessions related to the La Candelaria” property located in the town of Guachochi, state of Chihuahua, Mexico (the Concessions”).  The Concessions cover 800 hectares, or approximately 1,976 acres.

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

The Company’s financial instruments consist principally of cash and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures   and ASC 825,   Financial Instruments   the fair value of cash equivalents is determined based on Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

h)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Lone Star Gold Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

i)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 26, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized mineral property leases, and the cost of property acquired either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have an impairment in value. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may also be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of the common shares, whichever is more readily determinable.

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

In accordance with ASC 718, Compensation - Stock Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

The Company made four separate loans to American Liberty Petroleum Corp., a Nevada corporation (ALP”) in late 2010 and early 2011, all of which have been settled in accordance with the Redemption Agreement described below.  Alvaro Vollmers, the sole director and officer of ALP, was the sole director and officer of the Company until his resignation on March 29, 2011.

 On December 6, 2010, ALP borrowed $290,000 from the Company  (the Initial Loan”). On January 7, 2011, ALP borrowed $200,000 from the Company (the Second Loan”). The Promissory Note (the Initial Note”) executed by ALP in connection with the Initial Loan and the Promissory Note (the Second Note”) executed by ALP in connection with the Second Loan contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon was due and payable on February 28, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of ALP, without penalty or premium.  None of the Notes was secured by any assets of ALP.

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

Also on February 28, 2011, ALP borrowed $50,000 from the Company (the Third Loan”). Finally, on March 8, 2011, ALP borrowed an additional $45,000 from the Company (the Fourth Loan”). Both the Promissory Note (the Third Note”) executed by ALP in connection with the Third Loan and the Promissory Note (the Fourth Note”) executed by ALP in connection with the Fourth Loan contained identical payment terms as the Initial Note and the Second Note, except for a maturity date of March 31, 2011.

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

The Company obtained the funds subsequently loaned to ALP from the private placements of Units, consisting of Common Stock and Warrants to purchase Common Stock, from New World Petroleum Investments (New World”).

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

On August 29, 2011, the Company and North American Gold Corp., a company organized under the laws of the Marshall Islands (North American”), executed an Investment Agreement (the Investment Agreement”). Under the Investment Agreement, North American agreed to invest up to $15,000,000 to purchase shares of  the Company’s $0.001 par value common stock (the Common Stock”), in increments of $100,000 or an integral multiple thereof, at the Company’s option at any time through August 31, 2013 (the Open Period”). During the Open Period, the Company has the option to deliver a put notice (a Put Notice”) to North American that states the number of shares of Common Stock the Company proposes to sell to North American (the Put Shares”), and the price per share for those Put Shares (the Share Price”). The Share Price is equal to 90% of the volume weighted average closing price of the Common Stock for the 20 Trading Days immediately preceding the date on which the Company sends the Put Notice. The closing for the sale of the Put Shares pursuant to a Put Notice shall take place no later than 10 Trading Days after the date on which the Company sends such Put Notice. A Trading Day” is defined as a day in which the NASDAQ stock market or OTC Bulletin Board is open for business.  North American has the right to refuse to close any requested sale of Put Shares because of negative market conditions affecting the Common Stock.

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

On August 17, 2011, the Company entered into an agreement to issue 300,000 shares of its $0.001 par value common stock to Homero Bustillos Gonzalez (Gonzales”) in accordance with the Option Agreement discussed more fully in Note 9 below.  The fair market value of the common stock was $303,000 on the date of issuance.

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

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Income tax recovery at statutory rate	$165,000	$21,000

Valuation allowance change	(165,000)	(21,000)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets as at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010

Net operating losses carried forward	$222,360	$58,456

Valuation allowance	(222,360)	(58,456)

Net deferred income tax asset	$-	$-

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

Gonzalez transferred the Concessions to Metales pursuant to an agreement with American Gold.    On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. Pursuant to the Assignment Agreement (which has an effective date of June 10, 2011), the Company has taken or will take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.	The Company issued 125,000 shares of its $0.001 par value common stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with Option Agreement (the American Gold Shares”).

2.	The Company issued 300,000 shares of its $0.001 par value common stock, with a fair value of $303,000, to Gonzalez on September 16, 2011.

3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the Work Plan”).

4.	The Company has paid Gonzalez an additional $125,000.

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

Lone Star Gold Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of the Company’s $0.001 common stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of common stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of common stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for cause” by the Company.  If Mr. Ferris’ employment is terminated for cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of common stock.  The Employment Agreement defines cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000.  The Company recognized $473,974 in expense related to the stock grant as of December 31, 2011.

Ocampo Property

On September 29, 2011, the Company entered into a 90-day exclusivity letter of intent (the LOI”) with Antonio Aguirre Rascon (Rascon”) to acquire a 70% interest in mining concessions covering approximately 570 hectares located in the municipality of Ocampo in the state of Chihuahua, Mexico (the Ocampo Property”).  The Company paid Rascon $12,500 upon signing of the LOI.  The LOI is to serve as the basis for a definitive agreement (the Definitive Agreement”) to be negotiated between the parties.    In December 2011, the Company elected to allow the LOI to lapse without entering into a Definitive Agreement.

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

Tailings Project

On January 26, 2012, the Company, acting through a newly-formed subsidiary, entered into a Joint Venture Agreement (the JV Agreement”) with Miguel Angel Jaramillo Tapia (Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (the Subsidiary” or Amiko Kay”), and Jaramillo formed a joint venture to process 1,200,000 tons of mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay.

The Tailings consist of approximately 1.2 million tons of mine tailings from previous mining activity in the Chihuahua area over the last 100 years or more. Mine tailings represent the refuse remaining after ore has been processed. The joint venture between the Subsidiary and Jaramillo (the Joint Venture”) has been formed to re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.

As consideration for Jaramillo’s contribution of the right to process the Tailings to the Joint Venture, the Company paid Jaramillo $25,000 when it signed a letter of intent for a proposed acquisition of an interest in the Tailings on December 5, 2011, and another $75,000 when it signed the JV Agreement. The Company agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.

In addition, the Company or the Subsidiary will fund an amount up to $1,000,000 (the Work Commitment”) for the benefit of the Joint Venture over its first two years, as follows:

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

As further consideration, the Company is obligated to issue 600,000 shares of the common stock, $0.001 par value, of the Company (Common Stock”), to Jaramillo as follows:

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

The issuance of the shares of Common Stock to North American was not registered under the Securities Act of 1933. Instead, the sale was completed in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933. North American has represented to the Company that it is not a U.S. person” as defined in Regulation S, and that it is acquiring the securities issued by the Company for investment purposes only and not with a view towards distribution. The shares of Common Stock issued to North American will be restricted securities” and any subsequent resale or transfer of those shares will have to be made pursuant to an exemption from or registration under the Securities Act of 1933, as amended.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b)           Changes In Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Officers will hold their positions at the pleasure of the board of directors. On July 12, 2011, the Company entered into an Employment Agreement with Mr. Ferris regarding his position as President of the Company. The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the Term”). The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or for cause” by the Company. The Employment Agreement defines cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation ..

Biographical Information - Daniel M. Ferris

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

The Company has retained several consultants. Miguel Angel Jaramillo Tapia (Jaramillo”) is an independent consultant who is acting as the Company’s Vice President of Exploration (although he is not an executive officer or employee of the Company). Jaramillo, a professional geologist, has worked on numerous mining projects in the Sierra Madre area of Mexico, in which the Concessions are located. He has worked as a consultant performing economic feasibility studies for mining companies in the area. He presently owns his own geo-exploration company focused on mineral mining and analysis of investment projects. Jaramillo also has a working knowledge of the local area surrounding the Concessions. The Company does not have a written consulting contract with Jaramillo.

The Company has entered into a joint venture with Jaramillo to process the Tailings. See Part I, Item 1, Business”. He is entitled to 35% of the net revenue from the Tailings Joint Venture under the Joint Venture Agreement, as well as 600,000 shares of Common Stock as partial consideration. Jaramillo is paid for his services as a consultant on the La Candelaria project from the Work Plan for La Candelaria.

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

Audit Committee Financial Expert

Mr. Ferris does not qualify as an audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

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

Mr. Ferris replaced Mr. Vollmers as sole director and officer on March 29, 2011. Under the terms of his Employment Agreement, as compensation for serving as President of the Company, Mr. Ferris will be paid a base salary of $120,000 per year during the Term. Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will vest in three equal increments over the first 3 years of the Term. Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, 2014. If Mr. Ferris’ employment is terminated for cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not vested as of the date of resignation or termination. If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception on November 26, 2007.

Employment Agreements

On July 12, 2011, the Company entered into an Employment Agreement with Mr. Ferris regarding his position as President of the Company. The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the Term”). The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or for cause” by the Company. The Employment Agreement defines cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation .

Under the terms of his Employment Agreement, as compensation for serving as President of the Company, Mr. Ferris will be paid a base salary of $120,000 per year during the Term. Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will vest in three equal increments over the first 3 years of the Term. Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, 2014. If Mr. Ferris’ employment is terminated for cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not vested as of the date of resignation or termination. If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.

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

Changes in Control

The Company underwent a change in management on November 17, 2010, when Mr. Bidaux resigned as sole director and officer of the Company. Shareholders holding at least a majority of the issued and outstanding shares of the common stock of the Company elected Mr. Vollmers to serve as the sole director. Mr. Vollmers subsequently appointed himself President, Secretary and Treasurer. The Company underwent another change in management on March 29, 2011, when Mr. Ferris became our sole director and executive officer. See Part I, Item 1, Business.” There are currently no arrangements which would result in a change in control of the Company.

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

In December 2010, the Company lent $290,000 to American Liberty Petroleum Corp. (ALP”) and in 2011 lent ALP another $295,000. The promissory notes executed by ALP in connection with the loans contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon was due and payable on April 30, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of ALP, without penalty or premium. The notes are not secured by any assets of ALP. ALP made no payments of principal or interest under the notes. In April 2011, the Company assigned the notes to New World in consideration for the redemption of the Units owned by New World. See Note 3 to the Financial Statements. As a result, the Company no longer holds any notes from ALP.

On January 24, 2011, the Board of Directors of the Company approved a series of transactions that would result in the merger of TAEC, a subsidiary of ALP, with and into the Company. See Business.” If the proposed merger had been completed, the Company would have acquired an option agreement to purchase certain oil and gas properties in Nevada, which were the sole asset of ALP. Mr. Rhoden, Mr. Vollmers and New World, as stockholders holding more than 50% of the votes entitled to be cast with respect to the approval of the transactions, adopted resolutions authorizing the Company to complete the series of transactions.  However, the Company and ALP have since terminated their agreement for the purchase of the assets, and the Company has no further obligations under such agreement.

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

ITEM 15. EXHIBITS

(a) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Keyser Resources Incorporated (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
3.2	By-laws of Keyser Resources Incorporated (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 10-Q filed on May 12, 2011)
10.1	Declaration of Trust (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
10.2	Option Agreement with Bearclaw Capital Corporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
10.3	Assignment Agreement by and among the Company, American Gold Holdings, Ltd. and Homero Bustillos Gonzalez dated as of June 10, 2011 (incorporated by reference to the Company’s 10-Q filed August 22, 2011)

10.4	Employment Agreement dated July 12, 2011, between the Company and Dan M. Ferris (incorporated by reference to the Company’s 10-Q filed August 22, 2011)
10.6	Investment Agreement between North American Gold and the Company dated August 29, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2011)
10.7	Press Release dated August 29, 2011(incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2011)
10.8	Option Agreement between American Gold Holdings, Ltd. and Homero Bustillos Gonzales dated January 11, 2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)

10.9	Consulting Agreement between the Company and Adam Whyte dated October 31, 2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)
10.10	First Amendment to the Investment Agreement dated November 9, 2011, between the Company and North American Gold Corp (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)
10.11	Amendment Agreement dated January 10, 2012, between the Company and Homero Bustillos Gonzales (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2012)
10.12	Joint Venture Agreement between Amiko Kay, S. de R.L. de C.V. and Miguel Angel Jaramillo Tapia dated January 26, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012)

99.1	Press Release, dated August 11, 2011 (filed August 26, 2011, as amended by the Company’s Form 8-K/A filed on October 18, 2011)
99.2	Press Release, dated August 19, 2011 (filed August 26, 2011, as amended by the Company’s Form 8-K/A filed on October 18, 2011)
99.3	Press Release dated September 12, 2011 (filed September 12, 2011)
99.4	Press Release, dated September 19, 2011 (filed on September 19, 2011)

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report shall be deemed furnished” and not filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on September 5, 2012.

LONE STAR GOLD, INC.

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons on behalf of the registrant and in the capacities and on September 5, 2012.

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: Sole Director Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

