Form 10-Q/A
period 2012-06-30
Lone Star Gold, Inc.
filed 2012-09-11
CIK 1464865

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

EXPLANATORY NOTE

Lone Star Gold, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012, for the sole purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.  As permitted by rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extention Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data file on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Item 6. Exhibits.

31.1*	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Financial Reports by Dan Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

101**	Interactive Data File

*   Previously filed or furnished as an exhibit to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2012.

** Furnished with this Form 10-Q/A.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	September 11, 2012

3