Form 10-Q/A
period 2012-06-30
Lone Star Gold, Inc.
filed 2012-10-11
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Lone Star Gold, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on August 20, 2012 (the “Original Filing”).

The Company is filing this Amendment in response to a comment letter from the Commission staff dated September 17, 2012. The Amendment is filed for the following purposes:

1.	Amending and restating Footnotes 1 and 6 to the Company’s Consolidated Financial Statements dated June 30, 2012 to clarify the Company’s interest in the Tailings project and the accounting treatment for the Company’s interest; and

2.	Amending and restating the remainder of the Original Filing to remove the defined term “Joint Venture”.

No changes have been made to the Original Filing other than to add the information as described above.  This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

On January 26, 2012, the Company, acting through a newly-formed subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. The JV Agreement provides Amiko Kay the right to receive 65% of the net revenues from the sale of any materials extracted from the Tailings. The Company is accounting for the activities under the JV Agreement as a collaborative arrangement as defined by ASC 808. As a result, acquisition costs related to the JV Agreement have been capitalized and all other expenditures by the Company related to the JV Agreement have been expensed as incurred as exploration costs. This is in accordance with the Company’s Mineral Property Cost Accounting Policy. For the three and six months ended June 30, 2012, the Company has recognized costs associated with the collaborative arrangement of $90,000 and $250,000, respectively, which are included in Exploration Costs.

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

Tailings Project

On January 26, 2012, the Company, acting through a newly-formed subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. The JV Agreement sets forth the terms on which Amiko Kay and Jaramillo will work together to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay.

The Tailings consist of approximately 1.2 million tons of mine tailings from previous mining activity in the Chihuahua area over the last 100 years or more. Mine tailings represent the refuse remaining after ore has been processed. Amiko Kay and Jaramillo entered into the JV Agreement so they could re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.

As consideration for Jaramillo’s agreement to process the Tailings pursuant to the JV Agreement, the Company paid Jaramillo $25,000 when it signed a letter of intent for a proposed acquisition of an interest in the Tailings on December 5, 2011, and another $75,000 when it signed the JV Agreement in the quarter ending March 31, 2012. The Company also agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.

In addition, the Amiko Kay agreed to fund an amount up to $1,000,000 (the “Work Commitment”) for the benefit of the processing operation over its first two years, as follows:

(a)    $250,000 within the first year of the JV Agreement for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

(b)    $750,000 within the second year of the JV Agreement for the construction of a heap leach system and floatation plant on the Property.

Amiko Kay may make an additional $250,000 available, if additional processing equipment is justified and required to maximize the liberation of precious metals in the Tailings material.

As further consideration for the JV Agreement, the Company is obligated to issue 600,000 shares of the common stock, $0.001 par value, of the Company (“Common Stock”), to Jaramillo as follows:

(a)    300,000 shares of Common Stock, which have been issued to Jaramillo; and

(b)    300,000 shares of Common Stock within 12 months of signing the JV Agreement.

The shares of Common Stock will be restricted shares and carry current and appropriate legends to that effect. Jaramillo executed a Share Issuance Agreement concurrently with the execution of the JV Agreement, with respect to the shares of Common Stock to be issued under the JV Agreement.

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”) and performing other related activities. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the project, initially from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the processing operations. For the six months ended June 30, 2012, the Company paid $250,000 toward the Work Commitment, of which $160,000 was paid during the three months ended March 31, 2012 and $90,000 was paid during the three months ended June 30, 2012.

Title to the Property and the Tailings will remain in Jaramillo’s name. Jaramillo will be responsible for obtaining all permits, approvals and authorizations associated with the processing of the Tailings. He is also responsible for processing the Tailings in compliance with all applicable laws, rules and regulations and to maintain insurance on the Property. Amiko Kay will have access to the Property and the Tailings at all times during the term of the JV Agreement.

Amiko Kay and Jaramillo will mutually develop plans and programs to process the Tailings. Jaramillo will prepare a detailed budget setting forth the expenses to be paid under the Work Commitment, which will be approved by Amiko Kay. Finally, Jaramillo will provide quarterly financial reports to Amiko Kay. The Company and Amiko Kay intend to oversee the activities of Jaramillo and to confirm compliance of the operation with the budgets and plans agreed upon by the parties on an ongoing basis.

If either party defaults under the JV Agreement, the defaulting party’s rights to participate in the Tailings operation will be immediately suspended, and the defaulting party will have no right to share in the revenues subject to the JV Agreement, until the breach is cured. If the defaulting party is Jaramillo, then Amiko Kay may perform the duties of Jaramillo under the Agreement. The non-defaulting party may also sue for damages incurred as a result of the event of default.

Despite the Company’s role in jointly developing policies and programs of the project, including its ability to monitor Jaramillo’s actions, and its control over the funds provided under the Work Commitment, the Company has limited control over the processing operations contemplated by the JV Agreement. Jaramillo makes all day to day decisions regarding the processing of the Tailings, the construction of the wash plant on the property, and the plans to construct a heap leach system and flotation plant. As noted above, he is also responsible for obtaining all permits, selling any extracted minerals and paying all expenses. The Company, through Amiko Kay and its on-site consultant, regularly advises Jaramillo as to these matters, makes on-site inspections of the operation and receives progress reports from Jaramillo, but the Company is ultimately dependent on Jaramillo to make all operational decisions and execute all plans with respect to the project. The Company does control initial funding of the project and receives reports of the specific costs and expenses of the enterprise, which it intends to compare against the agreed budget before making further advances. Otherwise, except as outlined above, the Company has no direct control over the operations.

If the Company determines that Jaramillo is breaching his responsibilities under the Agreement, the Company’s could either terminate the Agreement, or allow the suspension of Jaramillo’s right to participate in the Tailings, as provided in the JV Agreement. If Jaramillo is in default, then the Company has the contractual right (but not the obligation) to perform the duties of Jaramillo under the JV Agreement; however, it is unlikely that the Company would do so, given Jaramillo’s ownership of the surrounding properties and the Company’s lack of physical processing resources in Mexico. Alternatively, the Company could withhold payments under the Work Commitment until the default is cured, in order to minimize any further financial exposure to the Company and to encourage Jaramillo to resolve the default. The significant costs and resources required for litigation, together with the Company's limited financial resources at this time, make the pursuit of litigation unlikely at this time.

The JV Agreement will terminate upon completion of processing the Tailings, as determined by Amiko Kay in its sole discretion. If Jaramillo materially breaches the JV Agreement, the Amiko Kay may terminate the JV Agreement upon 30 days’ notice to Jaramillo. Jaramillo has no right to terminate the JV Agreement before the processing of the Tailings is complete.

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

In November 2011, a team of geologists drilled ten drill holes to a depth of approximately 200 meters (650 feet).  The inital results received from ALS CHEMEX showed only trace amounts of gold and silver. The Company is currently remapping the area in order to determine whether additional drilling targets are warranted.

The Concessions are without known proven (measured) or probable (indicated) reserves, as defined under SEC Industry Guide 7, and the exploration program described in this Quarterly Report is exploratory in nature. See “No Proven or Probable Reserves” below.

Tailings Project

On January 26, 2012, the Company, acting through a newly-formed subsidiary, Amiko Kay entered into the Joint Venture Agreement with Jaramillo to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico, and, after processing, to use, market and sell any minerals extracted from the Tailings. See Note 6 to the Financial Statements for a description of the JV Agreement.

The Company is obligated to fund $250,000 for the benefit of the processing operation before January 26, 2013, under the work commitment established for the Tailings Project. For the six months ending June 30, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment. See “Results of Operations” below.

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

Included in exploration expenses of $108,500 for the three months ended June 30, 2012 are costs of $3,500 related to the La Candelaria Project and costs of $90,000 related to the Tailings project. With respect to the La Candelaria project, we paid a total of $3,500 under the Work Plan for La Candelaria. The Company made payments of $90,000 under the Work Commitment for the Tailings project, which includes approximately $40,000 for construction of the wash plant, $40,000 for equipment and trucks, and $10,000 for repairs, fuel, taxes, insurance, office and management costs. The Company incurred no exploration costs for the three months ended June 30, 2011.

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

Included in Exploration expenses of $465,196 for the six months ended June 30, 2012 are costs of $185,195 related to the La Candelaria Project and costs of $250,000 related to the Tailings Project. With respect to the La Candelaria Project, we paid a total of $60,195 under the Work Plan for La Candelaria, and made $125,000 in payments to Homero Gonzalez under the Option Agreement. With respect to the Tailings Project, the Company made payments of $250,000 under the Work Commitment, which includes approximately $60,000 for construction of the wash plant, $122,500 for equipment and trucks, and $67,500 for repairs, fuel, taxes, insurance, office and management costs. The Company incurred no exploration costs in the first six months of 2011.

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

The proceeds of the Note were used to make certain payments relating to the Company’s Tailings project, and for general operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

LONE STAR GOLD, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	October 11, 2012

