Form 10-Q
period 2012-09-30
Lone Star Gold, Inc.
filed 2012-11-19
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of November 14, 2012 was 89,994,663.

Table of Contents

		Page
Part I -	Financial Information
	Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011 and from November 26, 2007 (Date of Inception) to September 30, 2012 (Unaudited)	2
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011 and from November 26, 2007 (Date of Inception) to September 30, 2012 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 26, 2007 (Date of Inception) to September 30, 2012 (Unaudited)	4
	Notes to the Consolidated Financial Statements (unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
	Item 4. Controls and Procedures	17

Part II -	Other Information
	Item 1. Legal Proceedings	18
	Item 1A. Risk Factors	18
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
	Item 3. Defaults upon Senior Securities	19
	Item 4. Mine Safety Disclosures	19
	Item 5. Other Information	19
	Item 6. Exhibits	19
Signatures		20
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current Assets

Cash	$9	$215,737
Prepaid expenses	151	2,238
Total current assets	160	217,975

Property and equipment, net	39,305	46,325
Mining assets	179,300	25,000
Total Assets	$218,765	$289,300

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities

Accounts payable	$72,346	$21,767
Accrued liabilities	38,893	13,698
Note payable	50,000	-
Due to related party	38,910	38,910
Derivative liability	22,712	-
Total current liabilities	222,861	74,375
Total Liabilities	222,861	74,375

Commitments

Stockholders' Equity / (Deficit)

Common stock, 150,000,000 shares authorized, $0.001 par value; 89,994,663 and 116,791,068 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	89,995	116,791

Additional paid-in capital	3,247,643	1,812,532
Deficit accumulated during the exploration stage	(3,323,296)	(1,697,717)

Total Lone Star Gold, Inc. Stockholders' Equity	14,342	231,606

Noncontrolling interest in subsidiary	(18,438)	(16,681)

Total Stockholders' Equity / (Deficit)	(4,096)	214,925

Total Liabilities and Stockholders' Equity / (Deficit)	$218,765	$289,300

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

					November 26,
					2007
					(Date of
					Inception)
	For the three months ended		For the nine months ended		through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses

General and administrative	94,221	92,699	310,137	217,799	931,383
Exploration costs	10,000	453,750	475,196	453,750	1,028,394
Management fees	279,999	259,179	839,997	259,179	1,396,451

Total Operating Expenses	(384,220)	(805,628)	(1,625,330)	(930,728)	(3,356,228)

Other income / (expense)
Interest income	-	-	-	8,647	9,839
Gain on settlement of note receivable	-	-	-	5,161	5,161
Change in derivative liability	(1,732)	-	(1,732)	-	(1,732)
Interest expense	(252)	-	(274)	-	(274)

Total other income (expense)	(1,984)	-	(2,006)	13,808	12,994

Loss before income taxes	(386,204)	(805,628)	(1,627,336)	(916,920)	(3,343,234)

Provision for Income Tax	-	-	-	-	-

Net Loss for the Period	(386,204)	(805,628)	(1,627,336)	(916,920)	(3,343,234)

Net loss attributable to noncontrolling interest	416	11,315	1,757	17,315	19,938

Net loss attributable to Lone Star Gold, Inc.	$(385,788)	$(794,313)	$(1,625,579)	$(899,605)	$(3,323,296)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	89,335,171	115,398,833	89,733,887	119,827,393

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the	For the	2007
	Nine Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Operating Activities
Net loss	$(1,627,336)	$(916,920)	$(3,343,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,020	512	9,872
Stock based compensation expense	749,997	219,179	1,349,971
Shares issued for exploration expenses	-	429,250	429,250
Change in derivative liability	1,732	-	1,732
Gain on redemption of common stock	-	(5,161)	(5,161)

Changes in operating assets and liabilities:
Prepaid expenses	2,087	(4,700)	(151)
Interest receivable	-	(8,647)	(9,839)
Accounts payable and accrued liabilities	75,774	(6,159)	111,239

Net Cash Used In Operating Activities	(790,726)	(292,646)	(1,456,321)

Investing Activities
Purchase of property and equipment and mining assets	(75,000)	(11,100)	(149,177)
Note receivable extended to Related Party	-	(295,000)	(585,000)

Net Cash Used in Investing Activities	(75,000)	(306,100)	(734,177)

Financing Activities
Redemption of shares	(2)	-	(2)
Proceeds from advances related party	-	-	56,484
Proceeds from sale of common stock	600,000	700,000	2,084,025
Proceeds from issuance of note payable	50,000	-	50,000

Net Cash Provided By Financing Activities	649,998	700,000	2,190,507

Net change in Cash	(215,728)	101,254	9
Cash - Beginning of Period	215,737	9,977	-
Cash - End of Period	$9	$111,231	$9

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Transactions:
Redemption of common stock	$-	$600,000	$600,000
Forgiveness of advances related party	$-	$-	$17,574
Shares issued for mining assets	$79,300	$-	$79,300
Derivative liability of price protection feature	$20,980	$-	$20,980
Issuance of non-controlling interest for subscription receivable	$-	$1,500	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from November 26, 2007 (Inception) to September 30, 2012

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	controlling
	Shares	Par Value	Capital	Stage	Interests	Total

Balance November 26, 2007 (Date of Inception)	-	$-	$-	$-	$-	$-

Net loss for the period	-	-	-	-	-	-

Balance December 31, 2007	-	-	-	-	-	-

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	-	-	3,000

at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	-	-	24,525

at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	-	-	56,500

Net loss for the year (Restated)	-	-	-	(13,983)	-	(13,983)

Balance December 31, 2008 (Restated)	115,299,920	115,300	(31,275)	(13,983)	-	70,042

Net loss for the year	-	-	-	(93,034)	-	(93,034)

Balance December 31, 2009	115,299,920	115,300	(31,275)	(107,017)	-	(22,992)

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	-	-	300,000
Forgiveness of advances related party	-	-	17,574	-	-	17,574
Net loss for the year	-	-	-	(61,049)	-	(61,049)
Balance December 31, 2010	121,299,920	121,300	280,299	(168,066)	-	233,533
Sale of common stock for cash and warrants	6,916,148	6,916	1,093,084	-	-	1,100,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	-	-	(600,000)
Formation of subsidiary	-	-	-	-	1,500	1,500
Stock based compensation	150,000	150	598,324	-	-	598,474
Shares issued for exploration costs	425,000	425	428,825	-	-	429,250
Net loss for the year	-	-	-	(1,529,651)	(18,181)	(1,547,832)

Balance December 31, 2011	116,791,068	116,791	1,812,532	(1,697,717)	(16,681)	214,925
Sale of common stock for cash	1,903,595	1,904	598,096	-	-	600,000
Stock based compensation	1,000,000	1,000	748,997	-	-	749,997
Shares issued for mining assets	300,000	300	79,000	-	-	79,300
Cancellation of shares	(30,000,000)	(30,000)	29,998	-	-	(2)
Derivative liability of price protection feature	-	-	(20,980)	-	-	(20,980)
Net loss for the period	-	-	-	(1,625,579)	(1,757)	(1,627,336)

Balance September 30, 2012 (unaudited)	89,994,663	$89,995	$3,247,643	$(3,323,296)	$(18,438)	$(4,096)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

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

On January 26, 2012, the Company, acting through a newly-formed subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. The JV Agreement provides Amiko Kay the right to receive 65% of the net revenues from the sale of any materials extracted from the Tailings. The Company is accounting for the activities under the JV Agreement as a collaborative arrangement as defined by ASC 808. As a result, acquisition costs related to the JV Agreement have been capitalized and all other expenditures by the Company related to the JV Agreement have been expensed as incurred as exploration costs. This is in accordance with the Company’s Mineral Property Cost Accounting Policy. For the three and nine months ended September 30, 2012, the Company has recognized costs associated with the collaborative arrangement of $10,000 and $260,000, respectively, which are included in Exploration Costs.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has accumulated losses of $3,343,234 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, and for the period from November 26, 2007 (inception) to September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the periods ended September 30, 2012 and 2011, and for the period from November 26, 2007 (inception) to September 30, 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012.

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

September 30, 2012

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

After redemption, Mr. Ferris owns 7,500,000 shares of Common Stock, and Mr. Rhoden owns 22,500,000 shares of Common Stock, representing 9.45% and 25%, respectively, of the issued and outstanding shares of Common Stock. The redeemed shares of Common Stock were retired and restored to the status of authorized and unissued shares, and not held in treasury. The Company, Mr. Ferris and Mr. Rhoden agreed to effect the redemption in order to reduce the number of issued and outstanding shares of Common Stock.

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

September 30, 2012

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

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), as amended by Amendments No. 1 and No. 2 to Investment Agreement dated June 25, 2012 and September 21, 2012, respectively, pursuant to which Fairhills has agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000.

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

On October 16, 2012, the Company filed a Registration Statement on Form S-1 covering the resale of 20,000,000 shares of Common Stock subject to the Investment Agreement, and 653,595 shares of Common Stock issued under the Fairhills SPA described in Note 7.

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

(unaudited)

4.	Debt

In June 2012 the Company entered into a secured note agreement with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), in the principal amount of $50,000 at an annual interest rate of 2%. Principal and accrued and unpaid interest is due on December 24, 2012.  The Note is secured by 3,750,000 shares of common stock of the Company owned by Dan Ferris, our President and sole director.

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

On July 11, 2012, the Company issued 1,000,000 shares of its $0.001 par value common stock to Daniel M. Ferris, the sole executive officer of the Company. The shares of common stock are part of Mr. Ferris’ compensation for serving as President of the Company, as set forth in Mr. Ferris’ Employment Agreement dated July 12, 2011.

On September 14, 2012, the Company sold 653,595 shares of its $0.001 par value common stock to Fairhills for gross proceeds of $50,000.

  A summary of warrant activity for the nine months ended September 30, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Warrants	price	life (years)	Value
Outstanding December 31, 2011	200,000	$1.20
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding September 30, 2012	200,000	$1.20	1.83	$59,467

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

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

Gonzalez transferred the Concessions to Metales pursuant to an agreement with American Gold.    On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez. Pursuant to the Assignment Agreement (which has an effective date of June 10, 2011), the Company has taken or will take the following actions in connection with transfer of the Concessions from Gonzalez to Metales:

1.	The Company issued 125,000 shares of its $0.001 par value common stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with Option Agreement (the “American Gold Shares”) on August 17, 2011.

2.	The Company issued 300,000 shares of its $0.001 par value common stock, with a fair value of $303,000, to Gonzalez on September 16, 2011.

3.	The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”). During the Work Plan year ended January 11, 2012, the Company funded $163,557 towards the Work Plan.

4.	For the nine months ended September 30, 2012, the Company has paid Gonzalez an additional $125,000.

The American Gold Shares were issued in the name of North American, with the agreement of American Gold.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Property.  Metales is obligated to undertake work necessary to bring the existing geological survey on the Property up to NJ 43-101 standards. Under the second year of the Work Plan, the Company has advanced a total of $60,195 for the nine months ended September 30, 2012.

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

September 30, 2012

(unaudited)

6.	Commitments (cont’d)

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of the Company’s Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of Common Stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000.  The Company recognized $749,997 in expense related to the stock grant during the nine months ended September 30, 2012.

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

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

(unaudited)

6.	Commitments (cont’d)

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

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”) and performing other related activities. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the project, initially from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the processing operations. For the nine months ended September 30, 2012, the Company paid $260,000 toward the Work Commitment.

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

Lone Star Gold, Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2012

(unaudited)

6.	Commitments (cont’d)

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

7.	Derivative Liability

On September 14, 2012, the Company sold 653,595 shares of its $0.001 par value common stock (the “Shares”) to Fairhills for an aggregate purchase price of $50,000. The Securities Purchase Agreement, as amended, (the “Fairhills SPA”) entered into between the Company and Fairhills provides that in the event that the value of the Shares is less than $50,000 at the earlier of (a) the effective date of a registration statement or (b) such time as the Shares can be sold pursuant to Rule 144 (the “Triggering Date”), the Company shall issue additional shares of registered $0.001 par value common stock of the Company, to Fairhills (the “Additional Shares’) such that the total value of the Shares and the Additional Shares issued to Fairhills by the Company shall total $50,000 (the “Price Protection Clause”).

The Price Protection Clause gives rise to a derivative. We have measured this derivative at fair value and recognize the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the three months ended September 30, 2012, the Company recorded a derivative liability of $20,980 related to the Price Protection Clause. At September 30, 2012, the fair value of the derivative was $22,712, resulting in a change in fair value of $1,732 for the period.

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

The Company is obligated to fund $250,000 for the benefit of the processing operation before January 26, 2013, under the work commitment established for the Tailings Project. For the nine months ending September 30, 2012, the Company made payments totaling $260,000 pursuant to the Work Commitment. See “Results of Operations” below.

On the Tailings property, two out of three on-site washing jigs are now complete and operational. The jigs separate the heavy mineral-rich material from the lighter worthless material in the Tailings. The Company has been pre-washing material for approximately three months to maximize the silver and gold content per ton of material to be shipped to nearby floatation and leaching plants in Parral, Mexico. The cost of the wash plant and jig circuit was $60,000 to date. Washing has been halted until the local plant in Parral is operational, as discussed below.

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico. As of the date of this Quarterly Report, this shipment has not been fully processed. The first processing plant selected in Parral, Mexico closed unexpectedly for the last few months, although the Company anticipates that it may re-open in November 2012. The plant is expected to resume processing in the near future, and process the Tailings material that have been sent to the plant. The plant’s management has agreed to receive and process 200 tons per day (tpd) of the Company’s Tailings material. In addition, the Company is negotiating an agreement with a second nearby processing plant. The second plant continues to receive small amounts of the Company’s washed concentrate and is currently fine-tuning and determining the optimal processing route for the material. The Company has no revenues from the Tailings as of the date of filing.

The Company has completed its preliminary study regarding the construction of a benign nitrogen leaching pile process to be built on the property, which is expected to be capable of processing 1,000 tons of Tailings per day. This relatively new leaching process represents the benefits of not using cyanide and of having minimal environmental impact. In turn, the complexity of the permitting process for the plant's construction will be greatly reduced. The Company’s consultants in Mexico are in the process of obtaining permits for the new plant in order, so that they may begin work on this project if and when the Company has the necessary funds.

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

Fairhills Investment Agreement

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), as amended by Amendment No. 1 to Investment Agreement dated June 25, 2012 and Amendment No.2 to Investment Agreement dated September 21, 2012. Under the Fairhills Investment Agreement, Fairhills agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000. The Fairhills Investment Agreement was filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2012, Amendment No. 1 was filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the Commission on October 16, 2012, and Amendment No. 2 was filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the Commission on October 16, 2012.

The Fairhills Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a put notice to Fairhills which states the dollar amount that the Company intends to sell to Fairhills on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by Fairhills will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest trading price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to Fairhills’ receipt of the put notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Fairhills Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance to Fairhills under the Fairhills Investment Agreement.

The Company will use the proceeds from the sale of the Common Stock under the Fairhills Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith, deems to be in the best interest of the Company.

The Company filed a Registration Statement on Form S-1 on October 16, 2012, covering the resale of 20,000,000 shares of Common Stock subject to the Fairhills Investment Agreement, and 653,595 shares of Common Stock issued under a Securities Purchase Agreement with Fairhills, which is described in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” The Company may not sell Common Stock to Fairhills under the Fairhills Investment Agreement until the Registration Statement is declared effective by the Commission.

Results of Operations

We have not generated any revenue since our inception.  We do not anticipate earning revenues until we have begun to commercially produce minerals from the Concessions, the Tailings, or other mineral properties that we may own in the future.

Three months ended September 30, 2012 and 2011, respectively

For the periods below, we had the following expenses:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011

General and administrative	$94,221	$92,699
Exploration	10,000	453,750
Management fees	279,999	259,179
Total operating expenses	$384,220	$805,628

Included in exploration expenses of $10,000 for the three months ended September 30, 2012 are costs of $10,000 related to the Tailings Project related to management costs. The Company incurred exploration costs for the three months ended September 30, 2011 of $453,750. The decrease is due to efforts to curtail development in the La Candelaria project as management conducts a review of the viability of the La Candelaria Project and a slowdown in the work on the Tailings Project as the Company waits for the owner of the processing plant in Parral to complete repairs on the processing facility.

For the three months ended September 30, 2012, we incurred general and administrative expenses totaling $94,221.  This increase of $1,522 was due to increases (decreases) as compared to the three months ended September 30, 2011 as follows:  accounting and auditing fees of $20,576, legal and professional fees of ($3,823), travel of ($11,174), telephone expense of $1,864, rent expense of ($2,993), and general expenses of ($2,928).

During the three months ended September 30, 2012, the Company paid management fees totaling $30,000 to our sole officer and director and recognized $249,999 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement. During the three months ended September 30, 2011, the Company paid management fees totaling $30,000 to our sole officer and director and recognized $229,179 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement. The difference of $20,820 between the amount of expense related to the stock grant recognized in the three months ended September 30, 2012 and that recognized during the three months ended September 30, 2011 is due to the fact that the grant was made during the quarter ending September 30, 2011 and was not outstanding for a full three months, resulting in the recognition of less than three months of related amortization expense in the quarter ending September 30, 2011 when compared to the quarter ending September 30, 2012.

Nine months ended September 30, 2012 and 2011, respectively

For the periods below, we had the following expenses:

	For the Nine months Ended September 30, 2012	For the Nine months Ended September 30, 2011	Accumulated Deficit from November 26, 2007 to September 30, 2012

General and administrative	$310,137	$217,799	$931,383
Exploration	475,196	453,750	1,028,394
Management fees	839,997	259,179	1,396,451
Total operating expenses	$1,625,330	$930,728	$3,356,228

Included in Exploration expenses of $475,196 for the nine months ended September 30, 2012 are costs of $185,195 related to the La Candelaria Project and costs of $260,000 related to the Tailings Project. With respect to the La Candelaria Project, we paid a total of $60,195 under the Work Plan for La Candelaria, and made $125,000 in payments to Homero Gonzalez under the Option Agreement. With respect to the Tailings Project, the Company made payments of $260,000 under the Work Committment, which includes approximately $60,000 for construction of the wash plant, $122,500 for equipment and trucks, and $77,500 for repairs, fuel, taxes, insurance, office and management costs.

The Company incurred $453,750 in exploration costs in the first nine months of 2011 consisting of expenditures under the Work Plan, as follows: $303,000 in stock compensation to Gonzalez, $126,250 in payments to North American related to the Option Agreement and $24,500 related to the Work Plan.

For the nine months ended September 30, 2012, we incurred general and administrative expenses totaling $310,137.  This increase of $92,338 from the $217,799 in general and administrative costs incurred during the nine months ended September 30, 2011 was due to increases (decreases) as compared to the first nine months of 2011 as follows:  accounting and auditing fees of $35,705, legal and professional fees of $56,977, travel of ($14,373), depreciation expense of $6,508, telephone expense of $6,597, rent expense of $911, and general expenses of $13.

During the nine months ended September 30, 2012, the Company paid management fees totaling $90,000 to our sole officer and director and recognized $749,997 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement. The Company paid $40,000 in management fees in the first nine months of 2011 and recognized $219,179 in expenses related to the stock grant.

Liquidity and Capital Resources

The following is a summary of our balance sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012 ($)	December 31, 2011 ($)

Cash	9	215,737
Current Liabilities	222,861	74,375
Working Capital (deficit)	(222,701)	143,600

Stockholders’ Equity (Deficit)	(4,096)	214,925

We had cash of $9 as of September 30, 2012.  We have committed to fund $450,000 over three years under the La Candelaria Work Plan, and $1,000,000 over two years under the work commitment for the Tailings Project.  Because the Company has no revenues from operations, we are dependent upon obtaining additional financing in order to fund our obligations under the Work Plan, and also to fund our obligations under the Tailings Project.  The Company has funded its exploratory program to date primarily through sales of its restricted common stock. The Company recently signed the Fairhills Investment Agreement, the proceeds of which may be used for general corporate and working capital purposes, acquisitions, and other purposes as determined in good faith by the Board of Directors. However, the Company may not sell Common Stock to Fairhills until the Registration Statement is declared effective by the Commission. There is no assurance that adequate financing on acceptable terms will continue to be available to us.

On June 25, 2012, the Company issued a Secured Note (the “Note”) in the principal amount of $50,000 in favor of Fairhills. The Note contains the following payment terms: (a) the unpaid principal amount accrues interest at the rate of two percent (2%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on December 24, 2012, and (c) any portion of the unpaid principal and accrued but unpaid interest may be prepaid by the Company, without penalty. Payment of the Note is secured by 3,750,000 shares of Common Stock of the Company owned by Dan M. Ferris. Mr. Ferris is the sole director and officer of the Company. For the three months ended September 30, 2012, the Company’s only source of funds was the sale of restricted shares of common stock to Fairhills resulting in gross proceeds to the Company of $50,000. See Part II, Item 2 for a description of the sale of restricted shares of Common Stock to Fairhills.

The proceeds of the Note and of the sale of shares of restricted Common Stock to Fairhills were used to make certain payments relating to the Company’s Tailings Project, and for general operating expenses.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2012, the Company sold 653,595 shares of Common Stock to Fairhills for gross proceeds of $50,000, pursuant to a Securities Purchase Agreement dated September 14, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the Commission on October 16, 2012, as amended by Amendment No. 1 to Securities Purchase Agreement dated to be effective as of September 14, 2012, filed as Exhibit 10.19 to this Quarterly Report.

The proceeds of the sale will be used to fund general corporate expenses associated with the Company’s operations.

The issuance of the shares of Common Stock to Fairhills was not registered under the Securities Act. Instead, the issuance was completed in reliance upon an exemption from registration under the Securities Act. Fairhills has represented to the Company that it is an accredited investor, as defined in Rule 501 of Regulation D, or is not a “US person” as defined in Regulation S. The shares of Common Stock issued to Fairhills will be “restricted securities” and any subsequent resale or transfer of those shares will have to be made pursuant to an exemption from or registration under the Securities Act. The Company filed a Registration Statement on Form S-1 on October 16, 2012, covering the resale of 20,000,000 shares of Common Stock subject to the Fairhills Investment Agreement, and the 653,595 shares of Common Stock issued under the Securities Purchase Agreement with Fairhills,

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Our mining activities are located and operated outside of the United States of America. Therefore, the Company is not required to provide information under this Item.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.18	Amendment No. 1 to Securities Purchase Agreement dated to be effective September 14, 2012 between Lone Star Gold, Inc. and Fairhills Capital Offshore, Ltd.

31.1	Certification of Periodic Financial Reports by Daniel M. Ferris in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Daniel M. Ferris in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

By:	/s/ Daniel M. Ferris
Name:	Daniel M. Ferris
Title:	President, Secretary and Treasurer

Date:	November 19, 2012

