Form 10-Q/A
period 2012-09-30
Lone Star Gold, Inc.
filed 2012-11-21
CIK 1464865

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

EXPLANATORY NOTE

Lone Star Gold, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on November 19, 2012 (the “Original Filing”).

The Amendment is filed for the sole purpose of providing Exhibit 10.18 to the Original Filing.

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

LONE STAR GOLD, INC.

By:	/s/ Dan Ferris
Name:	Dan Ferris
Title:	President, Secretary and Treasurer

Date:	November 21, 2012