Form 10-K
period 2012-12-31
Lone Star Gold, Inc.
filed 2013-04-15
CIK 1464865

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2012 was $9,917,982, using 58,341,068 shares at $0.17 per share.  For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of April 10, 2013 there were 100,804,663 shares of common stock, $0.001 par value (“Common Stock”) of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Special Note Regarding Forward Looking Statements

 This Form 10-K contains certain forward-looking statements. When used in this Form 10-K or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Form 10-K are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

 ITEM 1. BUSINESS

General Overview

We are currently a start-up exploration stage company in the business of gold and mineral exploration, acquisition and development. Our principal office is located at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico 87110. Our telephone number is (505) 563-5828.

We were incorporated in the State of Nevada under the name Keyser Resources, Inc. on November 26, 2007.  Our business was initially to acquire an option to purchase a mining interest in Canada. After a change in control in November 2010, the Company explored a merger with another company in order to obtain an option to purchase several oil and gas leases in Nevada. A merger agreement was signed in January 2011.  The then-current management of the Company decided not to pursue the merger, and the merger agreement was terminated by mutual agreement of the parties as of March 18, 2011.

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

Agreements

La Candelaria

Metales HBG, S.A. de C.V. (“Metales”) was formed under the laws of Mexico on May 31, 2011.  We own 70% of the issued and outstanding shares of capital stock of Metales while the remaining 30% are held by Homero Bustillos Gonzalez, a resident of Mexico (“Gonzalez”).  On June 10, 2011, Gonzalez assigned to Metales eight gold and silver mining concessions (the “Concessions”) covering property located in the town of Guachochi, state of Chihuahua, Mexico.  The Concessions cover 800 hectares, or approximately 1,976 acres.

Gonzalez transferred the Concessions to Metales pursuant to an agreement previously entered into with a third party, American Gold Holdings, Ltd., a company formed under the laws of the British Virgin Islands (“American Gold”).  American Gold paid Gonzalez an aggregate of $125,000 prior to the formation of Metales, as required by its agreement with Gonzalez.  On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold, and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which (a) American Gold assigned to the Company all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”), (b) the Company accepted the assignment of all of the rights and interest of American Gold in and to the Letter of Intent and the Option Agreement, and (c) the Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement with Gonzalez.  In connection with the execution of the Assignment Agreement, American Gold released any claims against the Company, Metales or Gonzalez in connection with the (i) $125,000 payment it made to Gonzalez, (ii) the Letter of Intent or the Option Agreement, or (iii) the Assignment Agreement.

Pursuant to the Assignment Agreement, the Company has taken or has agreed to take the following actions that are required under the Option Agreement and the Letter of Intent, in connection with transfer of the Concessions to Metales:

1.
The Company has issued 125,000 shares of its Common Stock to North American Gold Corp, a company organized under the laws of the Marshall Islands (“North American”), as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Option Agreement.  The shares were issued to North American in satisfaction of the Company’s obligations under the Assignment Agreement, at the direction of American Gold.

2.	The Company has issued 300,000 shares of its Common Stock to Gonzalez.

3.	The Company has paid Gonzalez an additional $125,000.

4.
The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).  Pursuant to a verbal agreement, Work Plan payments further have been put on hold until such time as the Company has sufficient capital to continue the project.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Concessions.  In addition, the Company is obligated to issue 1,000,000 shares of its Common Stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America.  Metales is obligated to undertake work necessary to bring the existing geological survey on the property up to NI 43-101 standards.  Finally, the Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first.  Gonzalez has waived the exercise of his anti-dilution rights with respect to issuances of Common Stock to North American under an investment agreement we entered into with North American on August 29, 2011.  See “North American Investment Agreement."  There have been no such waivers with respect to the Fairhills or Deer Valley Agreements.

If the Company fails to comply with all its obligations under the Option Agreement before January 11, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.

The Company advanced approximately $122,341 to Metales in the first year of the Work Plan, which, together with payments made to Gonzalez that were credited to the Work Plan, satisfied its obligations for that first year.  The Company paid approximately $60,195 towards the payments required in 2012, the second year of the Work Plan and will make additional payments totaling $239,805 in 2013 as required under the Work Plan.  The Company and Gonzalez have verbally agreed that any further Work Plan payments have been put on hold until such time as the Company has sufficient capital to continue the project.

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

Authorization and Permits

The transfer of the Concessions to Metales must be registered under Mexican law.  We have been advised that the transfer of the Concessions from Gonzalez to Metales has been registered with the appropriate Mexican authorities. Under Mexican law, a mining concession gives the holder both exploration and exploitation rights for any minerals found in the property.  To maintain the concession, the holder must pay appropriate taxes, perform assessment work, comply with environmental laws, and file a production report each year with the appropriate authorities.  Foreign individuals and companies wanting to hold concessions must do so through ownership in a Mexican corporation or through a joint venture and they may not hold mining concessions directly.  Because of those requirements, we will have to rely on persons associated with Metales, and our employees and consultants in Mexico, to perform all acts necessary to comply with the legal requirements necessary to maintain the Concessions.

The Company has been advised that consultants working with Metales have obtained all of the approvals required for exploration rights under the Concessions, but if the work on the Concessions advances to a development stage, Metales will require further permits from the appropriate authorities.

Location and Access

The property covered by the Concessions is located approximately 125 miles southwest of the city of Chihuahua, Mexico, in the municipality of Guachochi.  The town of Tonachi is approximately 3 miles southeast from the border of the Concessions.  Guachochi may be reached by a paved state highway.  The road to the property from Guachochi is an established paved highway, with the final 20 miles (36 km) being good quality dirt roads capable of handling large trucks and other vehicles.  The closest airstrip is located just outside Guachochi, but Chihuahua remains the main hub.

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

In November 2011, a team of geologists drilled ten drill holes to a depth of approximately 200 meters (650 feet). The initial results received from ALS CHEMEX showed only trace amounts of gold and silver. The Company is currently remapping the area in order to determine whether additional drilling targets are warranted. If results from the initial drilling stage indicate further drilling is justified, a larger drill unit will be used, capable of reaching depths of 500 meters (1,600 feet) or more.

Exploration is currently halted until mid-2013, while plans are completed to combine the $89,805 remaining under the Company’s commitment to the 2012 Work Plan with the $150,000 that the Company has agreed to provide for the 2013 Work Plan. This total commitment of $239,805 will be used to perform deep core drilling, which is expected to be completed in the second quarter of 2013, assuming the Company has raised sufficient funds for the Work Plan by mid-2013. The Company and the consultants working with Metales decided to spend the combined amounts for the 2012 and 2013 Work Plans to avoid duplicating the cost of transporting the drilling equipment and set up costs. Metales will decide whether to perform further drilling after the new data from the drilling campaign has been analyzed.

Mineralization

The mineralization is believed to be a low sulphadation epithermal deposit. Quartz and calcite vein structures are likely to have been caused by a nearby magma chamber. Large drop off structures and rock formations also show potential of a caldera collapse on the property. If that is true, then this would be classified as a large low grade deposit.

It is believed that certain areas of the La Candelaria were previously disturbed by small freelance mining operations, which scavenge mineralized ore from properties they do not own, but the Company’s consultants have not found visible signs of contamination on the site.

Source of Funding for Exploration

The Company advanced approximately $122,341 to Metales in the first year of the Work Plan, which, together with payments made to Gonzalez that were credited to the Work Plan, satisfied its obligations for that first year. The Company paid approximately $60,195 towards the payments required in 2012 (the second year of the Work Plan) before exploration was halted.  The Company will contribute the remaining $89,805 for 2012 and $150,000 for the 2013 Work Plan in 2013 should the Company decide to continue with the project.

The Company currently relies on sales of the Company’s Common Stock to fund its obligations under the Work Plan. The Company intends to use proceeds from the Tailings project to fund its obligations under the Work Plan if and when proceeds become available.

Sample Collection

Consultants working with Metales collect samples from drilling in large plastic bags containing 5-8 kilograms of material, which are strapped and labeled with GPS coordinates. Foremen on the site document the packages and store them in a secure locker. The packages are shipped to our office in Chihuahua and then to ALS Chemex’s laboratories in either Canada or Mexico. For faster results, some samples may be delivered to either the Chihuahua state government processing lab in Parral, or the ERSA Global Laboratory in Torreon, Mexico.

Mine Tailings Project

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

Joint Venture Agreements

Mine tailings represent the refuse remaining after ore has been processed. Amiko Kay and Jaramillo entered into the JV Agreement so they could re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.  The Tailings project is contractual in nature, meaning that no new entity has been formed by Amiko Kay and Jaramillo.

As consideration for Jaramillo’s agreement to process the Tailings pursuant to the JV Agreement, we paid Jaramillo $25,000 when he signed a letter of intent for a proposed acquisition of an interest in the Tailings, and another $75,000 when he signed the JV Agreement.

We also agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.  The Company and Jaramillo verbally agreed to defer this payment and as of the date of the filing of this Report, the payment has not been made.  Per the  verbal agreement between the Company and Jaramillo, the payments have been put on hold until such time as the Company has sufficient capital to continue the project.

In addition, Amiko Kay agreed to fund an amount up to $1,000,000 for the benefit of the processing operation over its first two years, as follows:

.
$250,000 within the first year of the JV Agreement for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

.	$750,000 within the second year of the JV Agreement for the construction of a heap leach system and floatation plant on the Property.

Amiko Kay may make an additional $250,000 available to the JV Agreement, if additional processing equipment is justified and required to maximize the liberation beyond the $1,000,000 base commitment of precious metals in the Tailings material.  However, at this time no additional funds are anticipated to be made by Amiko Kay.

As further consideration, the Company is obligated to issue 600,000 shares Common Stock to Jaramillo.  300,000 shares were issued in the first two quarters of 2012, and the remaining 300,000 shares will be issued in April 2013.

The shares of Common Stock will be restricted shares and were issued with appropriate legends to that effect. Jaramillo executed a Share Issuance Agreement concurrently with the execution of the JV Agreement, with respect to the shares of Common Stock to be issued under the JV Agreement.

The project was initially scheduled to process 100-200 tons of the Tailings per day at a processing plant in Parral, a short distance from the Property, with plans to eventually increase the amount processed to 600-800 tons per day, depending on the ability to employ more equipment and workers at the Tailings pile and to complete construction of the heap leach system and flotation plant on the property on which the Tailings are located (the "Property"), as described in “History and Plan of Operation” below.

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”), and performing other related activities.  Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the project, initally from the funds received under the Work Commitment and, eventually, from revenues from operations.  All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of net revenues paid to Amiko Kay (and the Company) and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the processing operations.

The JV Agreement provides that title to the Property and the Tailings will remain in Jaramillo’s name. Jaramillo will be responsible for obtaining all permits, approvals and authorizations associated with the processing of the Tailings.  He is also responsible for causing the processing of the Tailings to comply with all applicable laws, rules and regulations, and to maintain insurance on the Property.  Amiko Kay will have access to the Property and the Tailings at all times during the term of the JV Agreement.

Amiko Kay and Jaramillo will mutually develop plans and programs to process the Tailings.  Jaramillo will prepare a detailed budget setting forth the expenses to be paid under the Work Commitment, which will be approved by Amiko Kay.  Finally, Jaramillo will provide quarterly financial reports to Amiko Kay.  The Company and Amiko Kay intend to oversee the activities of Jaramillo and to confirm compliance of the operation with the budgets and plans agreed upon by the parties on an ongoing basis.  The cost of building a new plant should be approximately $1,000,000 and take seven or eight months to complete.  Funding for this plant would come from either Fairhills or Deer Valley, should the Company commit to proceed in building its own plant.

If either party defaults under the JV Agreement, the defaulting party’s rights to participate in the Tailings operation will be immediately suspended, and the defaulting party will have no right to share in the revenues subject to the JV Agreement until the breach is cured.  If the defaulting party is Jaramillo, then Amiko Kay may perform the duties of Jaramillo under the Agreement. The nondefaulting party may also sue for damages incurred as a result of the event of default.

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

A map of the general location of the Tailings property can been seen in “La Candelaria - Location and Access” above. A map of the location of the Tailings pile in relation to the city of Hidalgo del Parral is set forth below:

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

History and Plan of Operation

As stated above, Amiko Kay agreed to fund an amount up to $1,000,000 for the benefit of the processing operation over its first two years, as follows:

.
$250,000 within the first year of the JV Agreement for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

.	$750,000 within the second year of the JV Agreement for the construction of a heap leach system and possibly a floatation plant on the Property.

Amiko Kay may make an additional $250,000 available, if additional processing equipment is justified and required to maximize the liberation of precious metals in the Tailings material.  However, at this time no additional funds are anticipated to be made by Amiko Kay.

We have obtained the results of 29 test samples performed by ALS CHEMEX. The samples were taken from the Tailings in late 2010 by the previous owner.  The results of analysis of the test samples showed an average of 113 grams per ton of silver, with additional by-product of gold, zinc, lead and copper.  The Company is not planning any additional testing at this time.

The consultants in Mexico working on the Tailings project performed additional testing by having a sample of approximately 45 kilograms (approximately 88 pounds) of the Tailings processed and analyzed. Grade assays based on the sampling were received from SGM (Servicio Geologico Mexicano). The results of the analysis showed an average of 115 grams per ton of silver and 0.7 grams per ton of gold, with 1% per ton of lead and zinc. The grade assays are not recognized as NI 43-101 standard.

In late February 2012, Jaramillo began shipping 100 tons of Tailings per day to a processing plant. In 2012, no Tailings were processed because of the plant closed unexpectedly and underwent a change in management. Jaramillo was informed that the plant was scheduled to re-open in the fall of 2013, but has recently re-opened .  The Company has received no revenues from minerals extracted from the Tailings as of this date.

Pursuant to the JV Agreement, Jaramillo will manage the day-to-day affairs associated with processing the Tailings. Adam Whyte, an independent consultant for the Company in Mexico, works with Jaramillo on the Tailings project.

Amiko Kay is obligated to fund $250,000 under the JV Agreement before January 26, 2013, under the work commitment established for the Tailings Project. For the six months ended June 30, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment in satisfaction of its funding obligations for the first year.

On the Tailings property, two out of three on-site washing jigs are now complete and operational. The jigs separate the heavy mineral-rich material from the lighter worthless material in the Tailings. Material has been pre-washed to maximize the silver and gold content per ton of material to be shipped to nearby floatation and leaching plants in Parral, Mexico. The cost of the wash plant and jig circuit was $60,000 to date.

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico.  The first processing plant selected in Parral, Mexico which closed unexpectedly for the last few months and recently re-opened, earlier than previously expected. The plant is expected to resume processing in the near future. The plant’s management has agreed to receive and process 200 tons per day (tpd) of the Company’s Tailings material. In addition, the Company is negotiating an agreement with a second nearby processing plant. The Company has no revenues from the Tailings to date.

Jaramillo and Adam Whyte have completed a preliminary study regarding the construction of a benign nitrogen leaching pile process to be built on the property, which is expected to be capable of processing 1,000 tons of Tailings per day. This relatively new leaching process represents the benefits of not using cyanide and of having minimal environmental impact. In turn, the complexity of the permitting process for the plant's construction will be greatly reduced. They are in the process of obtaining permits for the new plant.

Authorizations and Permits

The surface rights to the land on which the Tailings are located are subject to the rights of a local Ejido. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. The Company’s consultants has informed us that Jaramillo currently has a written agreement with all the leaders of the area Ejido that controls the surface rights of Tailings property, allowing the processing of the Tailings pile, and that the head of mining for the state of Chihuahua has granted verbal approval for all stages of the plan to process the Tailings. After designs for the leaching plant are complete, Jaramillo will obtain all necessary documentation from the appropriate permitting authorities for construction.

Source of Funding for Exploration

The Company currently relies on sales of Common Stock to fund its obligations under the JV Agreement. The Company intends to use future revenues from the sale of minerals extracted from the Tailings to fund its obligations, if and when such revenues have been received.

Equipment

Pursuant to the Work Plan, equipment has been purchased to assist in moving the Tailings to be processed, including two dump trucks, a backhoe, two drills, two washing jigs, compressors, generators, pumps, a hopper, conveyors and holding tanks. The cost of this equipment was approximately $200,000. The Tailings operation has access to three 6-inch water lines that pump water from a neighboring shaft mine, and can obtain electricity from an electrical sub-station located 200 meters from the Tailings.

Reclamation

Jaramillo and Adam Whyte, the Company’s consultant, currently plan to re-shape the Tailings pile and spread it over a larger area after the Tailings have been processed, and to leave an irrigation system for local farmers to cultivate grass for grazing. The Company has been advised by its consultant that the leaders of the Ejido and the Chihuahua mining authorities have verbally agreed to this plan.

LOI Regarding the Ocampo Property

On September 29, 2011, the Company entered into a letter of intent  (the “Ocampo LOI”) with Antonio Aguirre Rascon, a resident of Mexico, to acquire a 70% interest in mining concessions covering approximately 570 hectares located in the municipality of Ocampo in the state of Chihuahua, Mexico.  The Ocampo LOI was intended to serve as the basis for a definitive agreement to be negotiated between the parties.  If the definitive agreement was not executed within 90 days of the date of the Ocampo LOI, the Ocampo LOI would expire unless extended by mutual agreement of the parties.  The Ocampo LOI expired as of December 29, 2011.

No Proven or Probable Reserves

We are a start-up, exploration-stage company engaged in the search for gold and related minerals.  No proven (measured) or probable (indicated) reserves have been established with respect to the La Candelaria project or the Tailings project, and the proposed program of exploration and development for the La Candelaria project and the Tailings project is exploratory in nature.  There is no assurance that a commercially viable mineral deposit, or reserve, exists on the properties covered by the Concessions or the Tailings project or can be shown to exist until sufficient and appropriate exploration is done, and a comprehensive evaluation of such work concludes that the extraction of such a mineral deposit, if found, can be economically and legally feasible.

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

Compliance with Governmental Regulation

The Company is committed to complying with all governmental and environmental regulations applicable to the Company, its properties and its business. Permits from a variety of regulatory authorities are required for many aspects of mine operation. The Company relies on its consultants in Mexico to obtain and maintain all permits, authorizations and approvals necessary or desirable to maintain our business and properties.  The Company has been informed that it has the necessary permits and approvals to proceed with the operation of the Tailings project, including a preliminary verbal approval from the Chihuahua mining authorities for the construction of a plant on the Tailings Property.

North American Investment Agreement

On August 29, 2011, we entered into an investment agreement with North American pursuant to which North American agreed to invest up to $15,000,000 to purchase our Common Stock in increments of $100,000 or an integral multiple thereof, at our option at any time through August 31, 2013.

Fairhills Investment Agreement

On April 30, 2012, we entered into a Fairhills Investment Agreement, which was subsequently amended on June 25, 2012 and on September 21, 2012, with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company. Pursuant to the terms of the Fairhills Investment Agreement, Fairhills committed to purchase up to $15,000,000 of our Common Stock over a period of up to thirty-six (36) months.

In connection with the Fairhills Investment Agreement, we also entered into a registration rights agreement with Fairhills, pursuant to which we are obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering 30,000,000 shares of our Common Stock underlying the Fairhills Investment Agreement within 21 days after the closing of the transaction. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the transaction and maintain the effectiveness of such registration statement until termination of the Fairhills Investment Agreement.

On November 12, 2012, Fairhills entered into an assignment and assumption agreement with Deer Valley Management, LLC, a Delaware limited liability company (“Deer Valley”), pursuant to which Fairhills transferred and assigned all rights and obligations under the Fairhills Investment Agreement and registration rights agreement to Deer Valley. Such investment agreement will be referred to as the “Deer Valley Investment Agreement” in this Form 10-K. Fairhills and Deer Valley have common ownership and management. The Deer Valley Investment Agreement was subsequently amended on November 26, 2012.

In December 2012 and January, February and March 2013, the Company exercised its right to put an aggregate 9,510,000 shares to Deer Valley pursuant to the Deer Valley Investment Agreement, for an aggregate put option price of $285,000.  The proceeds of the sale of the shares will be used to fund general corporate expenses associated with our operations.  At an assumed purchase price of $0.0302 (equal to 75.5% of the closing price of our Common Stock of $0.04 on April 3, 2013), we will be able to receive up to another $286,598 in additional gross proceeds from the sale of the remaining 9,490,000 shares registered on the Form S-1 declared effective in December 2012.  Accordingly, we would be required to register an additional 412,991,104 shares to obtain the balance of $12,472,331 under the Deer Valley Investment Agreement. We are currently authorized to issue 150,000,000 shares of our Common Stock. We may be required to increase our authorized shares in order to receive the entire purchase price. Deer Valley has agreed to refrain from holding an amount of shares which would result in Deer Valley owning more than 4.99% of the then-outstanding shares of our Common Stock at any one time.

On September 14, 2012, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Fairhills pursuant to which Fairhills purchased 653,595 shares from us for a total purchase price of $50,000. The proceeds of the sale of the shares will be used to fund general corporate expenses associated with our operations.  The Securities Purchase Agreement required us to use commercially reasonable efforts to file a registration statement on Form S-1 with the SEC covering the resale of the shares within 30 days of the date of the sale of the shares and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the earlier of (i) 120 days after the deadline for filing of the registration statement, or (ii) the 5th business day after the date that the Company is advised that the registration statement will not be reviewed or is not subject to further review.  We filed a registration statement on Form S-1 that covered the resale of the shares issued to Fairhills on October 16, 2012, which was declared effective on December 21, 2012, after being reviewed by the SEC.

The Securities Purchase Agreement also contains price protection provisions.  At the earlier of the date (the “Triggering Date”) that (i) any registration statement covering resale of the shares is declared effective, or (ii) the shares may be sold under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), the shares will be valued based on the price of the shares on the Triggering Date.  If the shares have an aggregate value of less than $50,000 using such discount, we will issue additional registered shares to Fairhills such that the total value of the shares and the additional shares equals $50,000, based on the foregoing discounted price.  Based on the terms of the price protection and the trading price of $0.03 per share on December 21, 2012, the effective date of the registration statement, the value of the shares issued to Fairhills was $19,607.85.  The Company is obligated to issue Fairhills an additional 1,013,072 shares of Common Stock under the price protection clause, which it recently authorized its transfer agent to issue.

Fairhills subsequently transferred such shares and all rights and obligations under the Securities Purchase Agreement to Deer Valley.

Employees

Currently, the sole employee of the Company is Daniel M. Ferris, our President, Treasurer, Secretary and sole director. Mr. Ferris is employed under an Employment Agreement, which is described more fully in Item 10, Directors, Executive Officers and Corporate Governance.

Subsidiaries

We have two subsidiaries:  Metales HBG, S.A. de C.V. (“Metales”) and Amiko Kay, S. de R.L. de C.V. (“Amiko Kay”).  Both are companies were organized under the laws of Mexico.

We own 70% of the issued and outstanding shares of stock of Metales. Our President, Mr. Ferris, is the sole administrator of Metales. As sole administrator, he assumes the duties of a Board of Directors. Miguel Robles, the Company’s attorney in Mexico, has limited duties for the day-to-day operation of Metales.

We own 99% of the issued and outstanding membership interests of Amiko Kay.  Miguel Robles owns a 1% ownership interest to satisfy Mexican law requirements for there being at least two owners.

Our current corporate structure chart is as follows:

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

Risks Related to Our Business

We are an exploration stage company with a history of operating losses and expect to continue to realize losses in the near future.  We currently have no operations that are producing revenue, and currently rely on investments by third parties to fund our business.  Even when we begin to generate revenues from operations, we may not become profitable or be able to sustain profitability.

We are an exploration stage company, and since inception, we have incurred significant net losses and have not realized any revenue from our operations.  We have reported a net loss of $3,671,447 from the date of inception through December 31, 2012.  We expect to continue to incur net losses and negative cash flow from operations in the near future, and we will continue to experience losses for at least as long as it takes our company to generate revenue by selling Extracted Minerals from the Tailings, or through our mining operations. The size of these losses will depend, in large part, on whether we find gold or other minerals in our properties and are able to extract and sell the minerals in a profitable manner.  To date, we have not had any operating revenues, nor have we found any minerals or developed any mineral deposits.  Because we do not yet have a revenue stream resulting from sales or other operations, there can be no assurance that we will achieve material revenues in the future.   Should we achieve a level of revenues that make us profitable, there is no assurance that we can maintain or increase profitability levels in the future.

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) our lack of operating revenues since inception through the date of this Report; and (iii) our dependence on the sale of equity securities to continue in operation. We have signed certain investment agreements with North American, for up to $15,000,000 through sales of our Common Stock, and with Deer Valley, for up to $15,000,000 through sales of our Common Stock.  However, North American has the option to refuse to fund any request for investment if market conditions are not favorable. We anticipate that we will incur increased expenses without realizing enough revenues from operations. We therefore expect to incur significant losses in the foreseeable future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to curtail or cease our operations. If this happens, you could lose all or part of your investment.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We do not have any material operating history, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, we have pursued the business of mineral exploration and development for a short time, and thus our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

We recently underwent two separate changes in management, and the current management had no experience in mining or mineral exploration prior to joining the Company.

We underwent a change in management in November 2010 and again in March 2011. The new director and sole executive officer of the Company was not previously an employee of or otherwise involved in the management of the Company. While Mr. Ferris has prior business experience, he had no prior experience in mining or mineral exploration or development before joining the Company.

Together, two of our stockholders have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

Mr. Ferris and one other stockholder currently own approximately 32.04% of our Common Stock on a fully diluted basis, as a group.  As a result, they could exert considerable influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition.  Any stockholders in favor of a matter that is opposed by these two stockholders would have to obtain a significant number of votes to overrule the collective votes of Mr. Ferris and the other principal stockholder.

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

We hold the Concessions through a Mexican subsidiary, Metales, in which we own a 70% interest. Therefore, our ability to realize revenues from the La Candelaria project will depend in part upon the payment of dividends by Metales and thus is dependent on Mexican corporate and other law.

As a U.S. company, we cannot hold the Concessions (as defined in Description of Business) directly. Instead, Mexican law requires a company formed in Mexico to own the Concessions. We have invested in Metales in order to comply with the Mexican law. Therefore, Metales must comply with Mexican laws regarding the declaration and payment of dividends in order to distribute profits to its stockholders, including the Company. If it fails to do so, we could fail to realize revenues from the project.

Risks Relating to Mining Activities

We have no known mineral reserves and we may not find any gold or, if we find gold, it may not be in economic quantities. If we fail to find any gold or if we are unable to find gold in economic quantities, we will have to suspend operations.

The chance of finding gold, silver or other mineral reserves on any individual parcel of land is almost infinitesimal. It is not uncommon to spend millions of dollars on a potential project, complete many phases of exploration and still not obtain reserves that can be economically exploited. Therefore, our chances finding economically viable mineral reserves are remote.

We have no known mineral reserves. Even if we find gold or silver deposits, we may not be of sufficient quantity to warrant recovery. Additionally, even if we find gold or silver deposits in sufficient quantity to warrant recovery, we ultimately may find that those deposits are not recoverable. Finally, even if any gold or silver is recoverable, we may be unable to recover at a profit. Failure to locate deposits in economically recoverable quantities will cause us to cease operations.

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

The Tailings may fail to yield Extracted Minerals in amounts or grades that are sufficient to produce a steady source of revenue to Amiko Kay. If the Tailings operation fails to produce sufficient revenue to offset the substantial costs incurred in exploration and development of the site, we may lose all amounts invested under the JV Agreement.

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

The La Candelaria Concessions are mineral concessions granted by the Mexican government. We hold the Mine Tailings Project under a contractual arrangement with a Mexican national.

Both of these projects are subject to the laws of Mexico. Exploration and potential development activities are potentially subject to political and economic risks, including:

•	Cancellation or renegotiation of contracts;
•	Competition from companies not subject to US laws and regulations, such as the Foreign Corrupt Practices Act;
•	Changes in Mexican laws and regulations;
•	Changes in tax laws;
•	Royalty and tax increases or claims by Mexican governmental authorities;
•	Expropriation or nationalization of property;
•	Foreign exchange controls;
•	Import and export regulations;
•	Environmental controls;
•	Risks of loss due to civil strife, war, guerilla activity, insurrection and terrorism; and
•	Other risks arising out of foreign sovereignty over the areas in which our business is operated.

Our business in Mexico is dependent on our consultants.

We are almost entirely dependent on the services of consultants in Mexico to operate our business in Mexico and to advise the Company on matters vital to its continued viability and success. For example, Adam Whyte is responsible for overseeing the day to day operation of the La Candelaria property, while Miguel Jaramillo (“Jaramillo”) operates the Mine Tailings Project. We rely on such persons for advice on matters such as permitting and environmental compliance, as well as mining operations. In addition, we rely on legal counsel in Mexico to maintain the registration of our properties, to form our subsidiaries and to advise us on other matters involving Mexican law. The loss of these persons or our inability to attract and train additional skilled employees may adversely affect our business, future operations and financial condition.

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

There is no assurance that Extracted Minerals from the Tailings will be produced in amounts that will make the Tailings project commercially viable.

The 1.2 million tons of Tailings must be processed at a plant operated by a third party to determine whether any gold, silver or other minerals may be extracted. There is no assurance that any valuable minerals will be extracted after processing. Even if valuable minerals are extracted from the Tailings, there is no assurance that they will be in sufficient quantities, or of sufficient grades, to allow the processing to be commercially viable for the Company. If we cannot make a profit by processing the Tailings, the Tailings project may fail, and we may lose our investment in the Tailings project. The failure of the Tailing project to provide a source of current revenue to the Company may also force us to abandon or curtail our other operations.

The Assignment Agreement and the Option Agreement obligate the Company to fund certain exploration costs under the Work Plan. If we fail to satisfy those obligations, Gonzalez could demand a return of the Concessions.

Under the terms of that certain assignment agreement (the “Assignment Agreement”) and the option agreement between American Gold Holdings, Ltd. and Homero Bustillos Gonzalez (“Gonzalez”) dated January 11, 2011 (the “Option Agreement”), if we fail to comply with our obligations to make expenditures under the Work Plan (as defined in the Description of Business) before January 11, 2014, the Option Agreement will terminate and we will be obligated to return the Concessions to Gonzalez. If this occurs, we would lose all our investment in the Concessions.

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

Our ability to mine minerals is subject to maintaining satisfactory arrangements with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While Jaramillo and our consultants we have successfully negotiated and signed such agreements related to the Tailing project, our ability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully mine the properties.

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

Risks Related to Our Common Stock

We may conduct further offerings in the future in which case investors' shareholdings will be diluted.

Since our inception, we have relied on sales of our Common Stock and warrants to fund our operations. We have signed certain investment agreements with North American, for up to $15,000,000 through sales of our Common Stock, and with Deer Valley, for up to $15,000,000 through sales of our Common Stock. Such investment agreements grant the investors the ability to buy a substantial number of shares of Common Stock in a series of private placement transactions at a price that is at a discount to the market price. In addition, under the Option Agreement, we must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which we have complied fully with our obligations under the Option Agreement or January 11, 2014, whichever comes first, so any issuance of Common Stock or equivalents will result in even greater dilution because of the shares or share equivalents that will have to be issued to Jaramillo as a result.  Finally, Jaramillo is entitled to 600,000 shares of Common Stock as partial consideration under the Joint Venture Agreement (the “JV Agreement”) with Jaramillo. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake.  If Common Stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our Common Stock in order to fund our business operations.  If we issue additional stock, investors' percentage interests in us will be diluted.  The result of this could reduce the value of current investors' stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our Common Stock is deemed to be penny stock, trading in the shares of our Common Stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our Common Stock and may affect the ability of our stockholders to sell their shares of Common Stock.

There can be no assurance that our shares of Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, our stockholders will not receive any funds unless they sell their Common Stock, and stockholders may be unable to sell their shares on favorable terms or at all.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTCBB is subject to extreme price and volume fluctuations in general.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

Trading in our common stock on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our Common Stock is currently listed for public trading on the OTC Bulletin Board. The trading price of our Common Stock has been subject to wide fluctuations.  Trading prices of our Common Stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our Common Stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our operating performance.  In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Deer Valley will pay less than the then-prevailing market price for our common stock.

The Common Stock to be issued to Deer Valley pursuant to the Deer Valley Investment Agreement will be purchased at a 24.5% discount to the lowest trading price of our Common Stock during the ten (10) consecutive trading days immediately before Deer Valley receives our notice of sale.  Deer Valley has a financial incentive to sell our Common Stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If Deer Valley sells the shares, the price of our Common Stock could decrease.  If our stock price decreases, Deer Valley may have a further incentive to sell the shares of our Common Stock that it holds.  These sales may have a further impact on our stock price.

Your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Deer Valley Investment Agreement.

Pursuant to the Deer Valley Investment Agreement, when we deem it necessary, we may raise capital through the private sale of our Common Stock to Deer Valley at a price equal to a 24.5% discount to the lowest trading price of our stock for the ten (10) consecutive trading days before Deer Valley receives our notice of sale. Because the put price is lower than the prevailing market price of our Common Stock, to the extent that the put right is exercised, your ownership interest may be diluted.

We registered an aggregate of 19,000,000 shares of common stock in December 2012 to be issued under the Deer Valley Investment Agreement. The sales of such shares could depress the market price of our common stock.

We registered an aggregate of 19,000,000 shares of Common Stock under a registration statement filed on Form S-1 in December 2012 pursuant to the Deer Valley Investment Agreement. Notwithstanding Deer Valley’ ownership limitation, the 19,000,000 shares would represent approximately 17.43% of our shares of Common Stock outstanding immediately after our exercise of the put right under the Investment Agreement. The sale of these shares into the public market by Deer Valley could depress the market price of our Common Stock.

In December 2012 and January, February and March 2013, the Company exercised its right to put an aggregate 9,510,000 shares to Deer Valley pursuant to the Deer Valley Investment Agreement, for an aggregate put option price of $285,000.  All shares were issued in 2013.  The proceeds of the sale of the shares will be used to fund general corporate expenses associated with our operations.  At an assumed purchase price of $0.0302 (equal to 75.5% of the closing price of our Common Stock of $0.04 on April 3, 2013), we will be able to receive up to another $286,598 in additional gross proceeds from the sale of the remaining 9,490,000 shares registered on the Form S-1 declared effective in December 2012.  Accordingly, we would be required to register an additional 412,991,104 shares to obtain the balance of $12,472,331 under the Deer Valley Investment Agreement.  Due to the floating offering price, we are not able to determine the exact number of shares that we will issue under the Deer Valley Investment Agreement.

We may not have access to the full amount available under the Deer Valley Investment Agreement.

Our ability to draw down funds and sell shares under the Deer Valley Investment Agreement requires that resale registration statement that was declared effective by the SEC in December 2012 continue to be effective.  The registration statement filed in December 2012 registered the resale of 19,000,000 shares issuable under the Deer Valley Investment Agreement, and our ability to sell any remaining shares issuable under the Deer Valley Investment Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares. These registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell all of the shares of Common Stock to Deer Valley under the Deer Valley Investment Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Deer Valley Investment Agreement to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to Deer Valley. Accordingly, because our ability to draw down any amounts under the Deer Valley Investment Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of $15,000,000 under the Deer Valley Investment Agreement.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Deer Valley Investment Agreement, and as such, Deer Valley may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Deer Valley has agreed, subject to certain exceptions listed in the Deer Valley Investment Agreement, to refrain from holding an amount of shares which would result in Deer Valley or its affiliates owning more than 4.99% of the then-outstanding shares of our Common Stock at any one time. These restrictions, however, do not prevent Deer Valley from selling shares of Common Stock received in connection with a put, and then receiving additional shares of Common Stock in connection with a subsequent put.  In this way, Deer Valley could sell more than 4.99% of the outstanding Common Stock in a relatively short time frame while never holding more than 4.99% at one time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its office at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico.

The Company owns a 70% interest in the Concessions through its ownership interest in Metales. See the description of the Concessions in Item 1, “Business”, above.

Amiko Kay has entered into a JV Agreement to process the Tailings and sell any Extracted Minerals from the Tailings. See the description of the Tailings in Item 1, “Business”, above.

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

	High	Low
First Quarter 2012...............................................	$0.70	$0.23
Second Quarter 2012...........................................	$0.24	$0.13
Third Quarter 2012..............................................	$0.19	$0.09
Fourth Quarter 2012............................................	$0.09	$0.03

We had approximately 14 record holders of our Common Stock as of April 4, 2013, according to the books of our transfer agent. A number of shares are held in street name, so the Company believes that the number of beneficial owners is significantly higher.

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

Recent Sales of Unregistered Securities Not Previously Reported

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have not generated any revenue since our inception.  For the years ended December 31, 2012 and 2011, we had the following expenses:

	For the year ended December 31, 2012	For the year ended December 31, 2011
General and administrative	$350,447	$486,741
Exploration cost	495,195	530,925
Management fees	1,119,996	543,974
	$1,965,638	$1,561,640

For the year ended December 31, 2012, we incurred $350,447 in general and administrative expenses, $495,195 in exploration costs and $1,119,996 in management fees.  Our general and administrative fees were primarily for legal costs and accounting and auditing fees. Management fees include cash compensation and the value ($999,996) of the equity compensation paid to Mr. Ferris. Exploration costs include direct costs associated with La Candelaria of $213,500 and the Tailings Project of $280,000.

For the year ended December 31, 2011, we incurred $486,741 in general and administrative expenses, $530,925 in exploration costs and $543,974 in management fees.  Our general and administrative fees were primarily for legal costs and accounting and auditing fees. Management fees include cash compensation and the value ($473,974) of the equity compensation paid to Mr. Ferris. Exploration costs include direct costs associated with La Candelaria of $201,925 and the value of stock issued to Gonzalez of $303,000.

Liquidity and Capital Resources

The following is a summary of our balance sheet as of December 31, 2012 and 2011:
	December 31, 2012	December 31, 2011
Cash	$-	$215,737
Current Liabilities	320,053	74,375
Working Capital (Deficit)	(319,901)	143,600

Shareholders’ Equity (Deficit)	$(102,248)	$214,925

As of December 31, 2012, our cash position decreased primarily due to increased legal, accounting and other professional fees and higher than anticipated exploration costs for the La Cadelaria and Tailings Projects.  As of December 31, 2011, our cash position was primarily due to investments made by North American Gold Corp. under an Investment Agreement, which is described below.

Investment Agreements

On August 29, 2011, the Company and North American Gold Corp., a company organized under the laws of the Marshall Islands (“North American”), executed an Investment Agreement (the “North American Investment Agreement”). Under the North American Investment Agreement, North American agreed to invest up to $15,000,000 to purchase the Company’s Common Stock in increments of $100,000 or an integral multiple thereof, at the Company’s option at any time through August 31, 2013 (the “Open Period”). During the Open Period, the Company has the option to deliver a put notice (a “Put Notice”) to North American that states the number of shares of Common Stock the Company proposes to sell to North American (the “Put Shares”), and the price per share for those Put Shares (the “Share Price”). The Share Price is equal to 90% of the volume weighted average closing price of the Common Stock for the 20 days immediately preceding the date of the Put Notice. The closing for the sale of the Put Shares pursuant to a Put Notice shall take place no later than 10 Trading Days after the date of such Put Notice. A “Trading Day” is defined as a day in which the NASDAQ stock market or OTC Bulletin Board is open for business.  North American has the right to refuse to close any requested sale of Put Shares because of negative market conditions affecting the Common Stock.

The North American Investment Agreement was amended to allow the Company to use the net proceeds from the sale of the Put Shares to fund the exploration and development of gold and silver mining concessions in the La Candelaria project and other projects approved in advance by the Company and North American.  The Company and North American have agreed that the proceeds may be used to fund expenses incurred in connection with the Mine Tailings Project.

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

On April 30, 2012, we entered into the Deer Valley Investment Agreement with Fairhills, which was subsequently amended on June 25, 2012 and September 21, 2012, pursuant to which Fairhills agreed to purchase shares of our Common Stock for an aggregate purchase price of up to $15,000,000.  Fairhills assigned the agreement to Deer Valley on November 12, 2012, and it was subsequently amended on November 26, 2012.  In January and February 2013, the Company exercised its right pursuant to the Deer Valley Investment Agreement to require Deer Valley to purchase additional shares of the Company’s Common Stock.  The total amount of the puts is $230,000 (See Note 12 – Subsequent Events).

We plan to use the proceeds from the sale of the Common Stock under the Deer Valley Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith deem to be in the best interest of the Company.

Bridge Note

On June 25, 2012, we borrowed $50,000 from Fairhills evidenced by a 2% Secured Note (the “Note”). The Note contains the following payment terms: (a) the unpaid principal amount accrues interest at the rate of two percent (2%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on December 24, 2012, and (c) any portion of the unpaid principal and accrued but unpaid interest may be prepaid by the Company, without penalty. Payment of the Note is secured by 3,750,000 shares of our Common Stock owned by Daniel M. Ferris, our sole director and officer. On November 12, 2012, Fairhills transferred all rights and obligations under the Note to Deer Valley.

The proceeds of the Note will be used to make certain payments relating to our mine tailings project in Chihuahua, Mexico, and for general operating expenses.

We represent herein that we have the ability to repay the bridge loan without recourse to the monies received or to be received under the Deer Valley Investment Agreement. We intend to repay the loan through revenues generated from the processing of the mine tailings, through the proceeds from the North American Investment Agreement, or through the sales of property in Mexico.

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

Accounting and Audit Plan

We intend to continue to have our outside consultant assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $7,500 to prepare our quarterly financial statements and approximately $20,000 to prepare our annual financial statements.  In the next twelve months, we anticipate spending approximately $85,000 to pay for our accounting and audit requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lone Star Gold Inc.
 (An Exploration Stage Company)
December 31, 2012

Index
Reports of Independent Registered Public Accounting Firm	F–2
Consolidated Balance Sheets	F–4
Consolidated Statements of Operations	F–5
Consolidated Statements of Cash Flows	F–6
Consolidated Statements of Shareholders’ Equity (Deficit)	F–7
Notes to the Consolidated Financial Statements	F–8

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Lone Star Gold, Inc.
(An Exploration Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Lone Star Gold, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and for the period from November 26, 2007 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders’ deficit and cash flows for the period from November 26, 2007 (inception) to December 31, 2009, which totals reflected a deficit of $107,017 accumulated during the exploration stage. Those financial statements and cumulative totals were audited by other auditors whose report dated April 12, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Gold, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from November 26, 2007 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 12, 2013

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

Seale and Beers, CPAs
Las Vegas, Nevada
April 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Lone Star Gold Inc.
 (An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$-	$215,737
Prepaid expenses	152	2,238
Total current assets	152	217,975
Property and equipment, net	38,353	46,325
Mining assets	179,300	25,000
Total assets	$217,805	$289,300

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$90,372	$21,767
Accrued liabilities	110,216	13,698
Note payable	50,000	-
Derivative liability	30,555	-
Due to related party	38,910	38,910
Total current liabilities	320,053	74,375
Total liabilities	320,053	74,375

Commitments
Shareholders’ equity (deficit):
Common stock, 150,000,000 shares authorized, $0.001 par value; 89,994,663 and 116,791,068 shares issued and outstanding as of December 31, 2012 and 2011, respectively	89,995	116,791
Additional paid-in capital	3,497,642	1,812,532
Deficit accumulated during the exploration stage	(3,671,447)	(1,697,717)
Total Lone Star Gold, Inc. Shareholders’ equity (deficit)	(83,810)	231,606
Noncontrolling interest in subsidiary	(18,438)	(16,681)
Total Shareholders’ equity (deficit)	(102,248)	214,925
Total Liabilities and shareholders’ equity	$217,805	$289,300

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.
 (An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2012
Revenue	$–	$–	$–
Operating Expenses
General and administrative	350,447	486,741	971,693
Exploration costs	495,195	530,925	1,048,393
Management fees	1,119,996	543,974	1,676,450
Total Operating Expenses	(1,965,638)	(1,561,640)	(3,696,536)

Loss from operations	(1,965,638)	(1,561,640)	(3,696,536)

Other income (expense)
Interest (expense)	(274)	–	(274)
Interest income	–	8,647	9,839
Change in derivative liability	(9,575)	–	(9,575)
Gain on settlement of note receivable	–	5,161	5,161
Total other income (expense)	(9,849)	13,808	5,151
Loss before income taxes	(1,975,487)	(1,547,832)	(3,691,385)
Provision for income tax	–	–	–
Net Loss for the period	(1,975,487)	(1,547,832)	(3,691,385)
Net loss attributable to noncontrolling interest	1,757	18,181	19,938
Net loss attributable to Lone Star Gold, Inc.	$(1,973,730)	$(1,529,651)	$(3,671,447)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	89,799,438	118,686,221

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.
 (An Exploration Stage Company)
Consolidated Statements of Cash Flows
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Accumulated from November 26, 2007 (Date of Inception) to December 31, 2012
Operating Activities:
Net loss	$(1,975,487)	$(1,547,832)	$(3,691,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,972	2,852	10,824
Stock based compensation expense	999,996	599,974	1,599,970
Shares issued for exploration expenses	-	429,250	429,250
Change in derivative liability	9,575	-	9,575
Gain on redemption of common stock	-	(5,161)	(5,161)
Changes in operating assets and liabilities:
Prepaid expenses	2,086	(2,238)	(152)
Interest receivable	-	(8,647)	(9,839)
Accounts payable and accrued liabilities	165,123	6,739	200,588
Net Cash Used in Operating Activities	(790,735)	(525,063)	(1,456,330)

Investing Activities:
Note receivable extended to Related Party	-	(295,000)	(585,000)
Purchases of property and equipment	-	(49,177)	(49,177)
Purchases of mining assets	(75,000)	(25,000)	(100,000)
Net Cash Used in Investing Activities	(75,000)	(369,177)	(734,177)

Financing Activities:
Proceeds from advances – related party	-	-	56,484
Proceeds from sale of common stock	600,000	1,100,000	2,084,025
Proceeds from issuance of notes payable	50,000	-	50,000
Redemption of shares	(2)	-	(2)
Net Cash Provided by Financing Activities	649,998	1,100,000	2,190,507

Net change in cash	(215,737)	205,760	–
Cash - Beginning of Period	215,737	9,977	–
Cash - End of Period	$–	$215,737	$–

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash transactions:
Exchange of notes receivable for redemption of common stock	$–	$600,000	$600,000
Shares issued for mining assets	$79,300	$–	$79,300
Forgiveness of advances - related party	$–	$–	$17,574
Derivative liability of price protection feature	$20,980	$–	$20,980
Issuance of non-controlling interest for subscription receivable	$–	$1,500	$1,500

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
 (An Exploration Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Period from November 26, 2007 (Date of Inception) to December 31, 2012

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	controlling
	Shares	Par Value	Capital	Stage	Interests	Total
Balance – November 26, 2007 (Date of Inception)	–	$–	$–	$–	$–	$–

Net loss for the period	–	–	–	–	–	–

Balance – December 31, 2007	–	–	–	–	–	–

Common shares issued for cash in private placement:

at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	–	–	3,000

at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	–	–	24,525

at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	–	–	56,500

Net loss for the year – (Restated)	–	–	–	(13,983)	–	(13,983)

Balance – December 31, 2008 – (Restated)	115,299,920	115,300	(31,275)	(13,983)	–	70,042

Net loss for the year	–	–	–	(93,034)	–	(93,034)

Balance – December 31, 2009	115,299,920	115,300	(31,275)	(107,017)	–	(22,992)

Sale of common stock for cash and warrants	6,000,000	6,000	294,000	–	–	300,000

Forgiveness of advances – related party	–	–	17,574	–	–	17,574

Net loss for the year	–	–	–	(61,049)	–	(61,049)

Balance – December 31, 2010	121,299,920	121,300	280,299	(168,066)	–	233,533
Sale of common stock for cash and warrants	6,916,148	6,916	1,093,084	–	–	1,100,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	–	–	(600,000)

Services received in connection with formation of subsidiary	–	–	–	–	1,500	1,500

Stock based compensation	150,000	150	598,324	–	–	598,474
Shares issued for exploration costs	425,000	425	428,825	–	–	429,250

Net loss for the period	–	–	–	(1,529,651)	(18,181)	(1,547,832)
Balance – December 31, 2011	116,791,068	116,791	1,812,532	(1,697,717)	(16,681)	214,925
Issuance of common stock for cash	1,903,595	1,904	598,096	–	–	600,000
Stock based compensation	1,000,000	1,000	998,996	–	–	999,996
Shares issued for exploration costs	300,000	300	79,000	–	–	79,300
Derivative liability of price protection feature	–	–	(20,980)	–	–	(20,980)
Cancellation of shares	(30,000,000)	(30,000)	29,998	–	–	(2)
Net loss for the period	–	–	–	(1,973,730)	(1,757)	(1,975,487)
Balance – December 31, 2012	89,994,663	$89,995	$3,497,642	$(3,671,447)	$(18,438)	$(102,248)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold Inc.
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As of December 31, 2012, the Company has accumulated losses of $3,671,447 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2012 and 2011
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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Mexican Pesos and management has adopted ASC 830 Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
December 31, 2012 and 2011

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

k)
Asset Retirement Obligations

The Company follows the provisions of ASC 410 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2012 and 2011, the Company has not recognized any asset retirement obligations.

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

n)
Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

o)
Recent accounting pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance was effective for us beginning July 1, 2012 and had presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements.  The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for us beginning January 1, 2012.  Other than requiring additional disclosures, there were no  material impacts on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements.  The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance was effective for us as of January 1, 2012.  The adoption of this new guidance did not have a material impact on our financial statements.

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

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

On January 13, 2012, the Company agreed to redeem certain shares of the Common Stock held by two of its principal shareholders.  The Company redeemed 7,500,000 shares of Common Stock owned by Dan M. Ferris, for total consideration of $1.00.  Mr. Ferris is the sole officer and director of the Company.   In addition, the Company redeemed 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00.

After redemption, Mr. Ferris owns 7,500,000 shares of Common Stock, and Mr. Rhoden owns 22,500,000 shares of Common Stock, which will represent 8.33% and 25.00%, respectively, of the issued and outstanding shares of Common Stock.  The redeemed shares of Common Stock will be retired and restored to the status of authorized and unissued shares, and not held in treasury.  The Company, Mr. Ferris and Mr. Rhoden have agreed to effect the redemption transactions in order to reduce the number of issued and outstanding shares of Common Stock.

The redemption of the stock formerly owned by Mr. Ferris has been reflected on the books and records of the Company’s stock transfer agent. The stock transfer agent has not yet recorded the redemption of the stock formerly owned by Mr. Rhoden due to a delay caused by his inability to locate and deliver one of his stock certificates.  However, the number of issued and outstanding shares reported by the Company in this Report gives effect to this redemption.

4.
Property and equipment

Property and equipment consists of a used truck and drill with a cost of $11,100 and $38,077, respectively, being depreciated over 2 and 10 years, respectively.  Total cost of the assets described are $49,177.  Accumulated depreciation at December 31, 2012 was $10,824.  Depreciation expense was $7,972 and $2,852 during the years ended December 31, 2012 and 2011, respectively.

5.	Equity Line of Credit

On August 29, 2011, the Company and North American Gold Corp., a company organized under the laws of the Marshall Islands (“North American”), executed an Investment Agreement (the “North American Investment Agreement”). Under the North American Investment Agreement, North American agreed to invest up to $15,000,000 to purchase shares of the Common Stock in increments of $100,000 or an integral multiple thereof, at the Company’s option at any time through August 31, 2013 (the “Open Period”).  During the Open Period, the Company has the option to deliver a put notice (a “Put Notice”) to North American that states the number of shares of Common Stock the Company proposes to sell to North American (the “Put Shares”), and the price per share for those Put Shares (the “Share Price”). The Share Price is equal to 90% of the volume weighted average closing price of the Common Stock for the 20 Trading Days immediately preceding the date on which the Company sends the Put Notice. The closing for the sale of the Put Shares pursuant to a Put Notice shall take place no later than 10 Trading Days after the date on which the Company sends such Put Notice. A “Trading Day” is defined as a day in which the NASDAQ stock market or OTC Bulletin Board is open for business.  North American has the right to refuse to close any requested sale of Put Shares because of negative market conditions affecting the Common Stock.

The original North American Investment Agreement required the Company to use the net proceeds from the sale of the Put Shares to fund the exploration and development of gold and silver mining concessions in the La Candelaria project in Chihuahua, Mexico. On November 9, 2011, the Company and North American executed a First Amendment to the North American Investment Agreement, which states that the Company shall use the net proceeds from the sale of Put Shares to fund operating expenses, working capital and general corporate activities related to the exploration and development of gold and silver mining concessions held by the Company and/or a subsidiary in relation to the La Candelaria property, the Ocampo property, or any other properties agreed upon in advance by the Company and North American. The Company and North American have further agreed that the Company may use the proceeds of the put shares to fund operations related to the Mine Tailings project.

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

The sales of Put Shares will not be registered under the Securities Act of 1933, but will be issued under an exemption from the registration requirements of the Securities Act of 1933. Any Put Shares issued and sold to North American will be “restricted securities” and will be subject to applicable restrictions on resale.  However, the Company does not have sufficient available (authorized) capital to be able to draw down on the entirety of these lines.

On April 30, 2012, the Company entered into an Investment Agreement with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), as amended by Amendments No. 1 and No. 2 to Investment Agreement dated June 25, 2012 and September 21, 2012, respectively (as amended, the "Deer Valley Investment Agreement"), pursuant to which Fairhills has agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000.

The Deer Valley Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a put notice to Fairhills which states the dollar amount that the Company intends to sell to Fairhills on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by Fairhills will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest trading price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to Fairhills receipt of the put notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Deer Valley Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance under the Deer Valley Investment Agreement.

The Company will use the proceeds from the sale of the Common Stock under the Deer Valley Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith, deem to be in the best interest of the Company.

On October 16, 2012, the Company filed a Registration Statement on Form S-1 covering the resale of 19,000,000 shares of Common Stock subject to the Deer Valley Investment Agreement (Note 11).  Fairhills assigned their interest to Deer Valley Management on November 12, 2012.  The registration statement was declared effective in December 2012.

6.	Notes Payable

In June 2012 the Company entered into a secured note agreement with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), in the principal amount of $50,000 at an annual interest rate of 2%. Principal and accrued and unpaid interest was due on December 24, 2012, which was verbally extended until December 24, 2013.  The Note is secured by 3,750,000 shares of Common Stock owned by Dan Ferris, our President and sole director.  On November 12, 2012, Fairhills transferred all rights and obligations under the Note to Deer Valley.

In March 2013, the Company paid $25,000 to Fairhills Capital Offshore Ltd. to pay down the outstanding balance on its loan (see Note 12 - Subsequent Events).

7.	Derivative Liability

On September 14, 2012, the Company sold 653,595 shares of its $0.001 par value Common Stock (the “Shares”) to Fairhills for an aggregate purchase price of $50,000.  The Securities Purchase Agreement, as amended, (the “Fairhills SPA”) entered into between the Company and Fairhills provides that in the event that the value of the Shares is less than $50,000 at the earlier of (a) the effective date of a registration statement or (b) such time as the Shares can be sold pursuant to Rule 144 (the “Triggering Date”), the Company shall issue additional shares of registered Common Stock to Fairhills (the “Additional Shares’) such that the total value of the Shares and the Additional Shares issued to Fairhills by the Company shall total $50,000 (the “Price Protection Clause”).

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

The Price Protection Clause gives rise to a derivative.  We have measured this derivative at fair value and recognize the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity.  These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period.  During the year ended December 31, 2012, the Company recorded a derivative liability of $20,980 related to the Price Protection Clause.   At December 21, 2012, the effective date of the registration statement, the price protection feature was triggered and additional shares were valued at approximately $30,000.  These additional shares have not been issued.

8.	Common Stock

On January 19, 2008, the Company issued 60,000,000 shares of Common Stock at $0.00005 per share for cash proceeds of $3,000.

On April 28, 2008, the Company issued 32,699,920 shares of Common Stock at $0.00075 per share for cash proceeds of $24,525.

On December 24, 2008, the Company issued 22,600,000 shares of Common Stock at $0.0025 per share for cash proceeds of $56,500.

On December 3, 2010, the Company issued 6,000,000 Units to New World in a private placement, with each Unit consisting of one share of Common Stock and one warrant to purchase a share of Common Stock at $0.0625 at any time within 3 years, for cash proceeds of $300,000. The relative fair value of the warrants issued was $46,500.

On January 3, 2011, the Company issued 3,000,000 Units to New World in a private placement, with each Unit consisting one share of Common Stock and one warrant to purchase a share of Common Stock at $0.0625 at any time until January 3, 2014, for cash proceeds of $150,000. On January 6, 2011, the Company completed a private placement of an additional 3,000,000 Units to New World on similar terms, for cash proceeds of $150,000. The relative fair value of the warrants issued was $46,000.  All shares of Common Stock and warrants issued to New World have been redeemed.

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

On August 29, 2011, the Company entered into an agreement to issue 100,000 Units to North American in a private placement, with each Unit consisting of one share of Common Stock and one warrant to purchase a share of Common Stock at $1.20 at any time until August 29, 2014, for cash proceeds of $100,000.  The relative fair market value of the warrants on the date of issuance was $44,000.

On August 17, 2011, the Company entered into an agreement to issue 300,000 shares of its Common Stock to Homero Bustillos Gonzalez (“Gonzalez”) in accordance with the Option Agreement discussed more fully in Note 11 below.  The fair market value of the Common Stock was $303,000 on the date of issuance.

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

On August 17, 2011, the Company entered into an agreement to issue 125,000 shares of its Common Stock to American Gold Holdings, Ltd. ("American Gold") as repayment of the $125,000 that American Gold paid Gonzalez in connection with the Option Agreement discussed more fully in Commitments below.  The shares were issued in the name of North American with the agreement of American Gold. The fair market value of the Common Stock was $126,250 on the date of issuance, September 15, 2011.

On September 14, 2011, the Company issued 238,095 shares of its Common Stock to North American for gross proceeds of $200,000 pursuant to a Put Notice delivered under the Investment Agreement.

On October 24, 2011, the Company sold 204,081 shares of its Common Stock to North American for gross proceeds of $200,000 pursuant to a Put Notice delivered under the Investment Agreement.  The proceeds will be used to fund the Work Plan related to the La Candelaria project, for expenses related to the Ocampo LOI, and other operating expenses incurred by the Company.

On October 31, 2011, the Company entered into an agreement with a consultant to perform consulting services as requested by the Company. The contract calls for the consultant to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares Common Stock.  The fair market value of the Common Stock on the date of grant was $124,500. The term of agreement is one year and it will automatically renew if not cancelled in writing 30 days prior to the end of the annual period.

On December 27, 2011, the Company sold 273,972 shares of its Common Stock to North American for gross proceeds of $200,000 pursuant to a Put Notice delivered under the Investment Agreement.  The proceeds will be used to fund the Work Plan related to the La Candelaria project, for expenses related to the Ocampo LOI, and other operating expenses incurred by the Company.

On January 13, 2012, the Company redeemed certain shares of Common Stock held by two of its principal shareholders. The Company redeemed 7,500,000 shares of Common Stock owned by Dan Ferris, for total consideration of $1.00.  In addition, the Company redeemed 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00.  The redeemed shares of Common Stock were retired and restored to the status of authorized and unissued shares, and not held in treasury. (See Note 3)

On January 30, 2012, the Company issued 100,000 shares of its Common Stock to Miguel Angel Jaramillo Tapia in accordance with the JV agreement (See Note 11). The fair market value of the shares on the date of issuance was $46,000.

On February 13, 2012, the Company sold 625,000 shares of its Common Stock to North American for gross proceeds of $300,000 pursuant to a Put Notice delivered under the Investment Agreement.    The proceeds will be used to fund the Work Plan related to the La Candelaria project, expenses related to the Tailings Project (See Note 11), and other operating expenses incurred by the Company.

On March 21, 2012, the Company sold 625,000 shares of its Common Stock to North American for gross proceeds of $250,000 pursuant to a Put Notice delivered under the Investment Agreement.

On June 29, 2012, the Company issued 200,000 shares of its Common Stock to Miguel Angel Jaramillo Tapia in accordance with the JV agreement (See Note 11). The fair market value of the shares on the date of issuance was $33,300.

On July 11, 2012, the Company issued 1,000,000 shares of its Common Stock to Dan Ferris in connection with his Employment Agreement (See Note 11).  The shares were valued at the date of grant, which is recognized ratably over the service period.

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

On September 14, 2012, the Company sold 653,595 shares of its Common Stock to Fairhills Capital Offshore Ltd in connection with its Securities Purchase Agreement (See Note 7).  The fair market value of the shares on the date issuance was $50,000.

9.	Warrants

On June 30, 2011, the Company entered into an agreement to issue 100,000 Units to North American Gold Corp (North American), in a private placement, for $1.00 per Unit, with each Unit consisting of one share of Common Stock and one Warrant to purchase a share of Common Stock at $1.20 at any time until June 30, 2014, for cash proceeds of $100,000.  The fair market value of the Warrants on the date of issuance was $15,467, which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 1.9%, (2) expected life of 3 years, (3) expected volatility of 386% and (4) zero expected dividends.

On August 29, 2011, the Company entered into an agreement to issue 100,000 Units to North American in a private placement, with each Unit consisting of one share of the Company’s Common Stock and one warrant to purchase a share of the Company’s Common Stock at $1.20 at any time until August 29, 2014, for cash proceeds of $100,000.  The relative fair market value of the warrants on the date of issuance was $44,000, which was calculated using the Black-Scholes option pricing model.  Variables used in the valuation include (1) discount rate of 0.49%, (2) expected life of 3 years, (3) expected volatility of 536% and (4) zero expected dividends.

A summary of warrant activity for the year ended December 31, 2012 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding December 31, 2011	200,000	$1.20	2.58	$59,467
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding December 31, 2012	200,000	$1.20	1.58	$59,467

10.	Income Taxes

The Company has a net operating loss carry-forward of approximately $1,627,000 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Income tax recovery at statutory rate	$331,000	$165,000
Valuation allowance change	(331,000)	(165,000)
Provision for income taxes	$–	$–

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

The significant components of deferred income tax assets as at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Net operating losses carried forward	$553,360	$222,360
Valuation allowance	(553,360)	(222,360)
Net deferred income tax asset	$–	$–

11.	Commitments

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

1.
The Company issued 125,000 shares of its Common Stock to North American as repayment of the $125,000 that American Gold paid Gonzalez in connection with Option Agreement (the “American Gold Shares”) in September 2011.  The $125,000 was recognized as exploration expense during the year ended December 31, 2011.

2.
The Company issued 300,000 shares of its Common Stock, with a fair value of $303,000, to Gonzalez on September 16, 2011.  The $303,000 was recognized as exploration expense during the year ended December 31, 2011.

3.
The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).  In the years ended December 31, 2012 and 2011, the Company made payments totaling $60,195 and $123,106, respectively, pursuant to the Work Plan.

4.	The Company has paid Gonzalez an additional $125,000 in 2012.

The American Gold Shares were issued in the name of North American, with the agreement of American Gold.

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

Gonzalez retains a 2% Net Smelter Returns Royalty on the Concessions. Metales is obligated to undertake work necessary to bring the existing geological survey on the Property up to NJ 43-101 standards.  The Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first.  Gonzalez has waived the exercise of his anti-dilution rights with respect to issuances of Common Stock to North American under the Investment Agreement.  In addition, the Company is obligated to issue 1,000,000 shares of its Common Stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America.  Finally, if the Company fails to comply with all its obligations under the Option Agreement before January 11, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.  In January 2013, the Company and Gonzalez verbally agreed to place the work commitments on hold.  Per the verbal agreement between the Company and Gonzalez the payment has been put on hold until such time as the Company has sufficient capital to continue to project.

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of Common Stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000 based on the fair market value at the time of the agreement.  The Company recognized $999,996 in expense related to the stock grant during the year ended December 31, 2012.

Mine Tailings Project

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

The Tailings consist of approximately 1.2 million tons of mine tailings from previous mining activity in the Chihuahua area over the last 100 years or more. Mine tailings represent the refuse remaining after ore has been processed. The JV Agreement between Amiko Kay and Jaramillo has been formed to re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.

As consideration for Jaramillo’s contribution of the right to process the Tailings to the Joint Venture, the Company paid Jaramillo $25,000 when it signed a letter of intent for a proposed acquisition of an interest in the Tailings on December 5, 2011, and another $75,000 when it signed the JV Agreement.  The Company agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.  In January 2013, the Company and Jaramillo entered into a verbal agreement to delay the payment, and as of the date of this filing the payment has not been made.

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

In addition, the Company or Amiko Kay will fund an amount up to $1,000,000 (the “Work Commitment”) for the benefit of the JV Agreement over its first two years, as follows:

(a)    $250,000 within the first year of the JV Agreement for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

(b)    $750,000 within the second year of the JV Agreement for the construction of a heap leach system and floatation plant on the Property.

The Company may make an additional $250,000 available to the JV Agreement, if additional processing equipment is justified and required to maximize the liberation of precious metals in the Tailings material.

As further consideration, the Company is obligated to issue 600,000 shares of the Common Stock to Jaramillo as follows:

(a)    100,000 shares of Common Stock, which have been issued to Jaramillo.

(b)    200,000 shares of Common Stock within 6 months of signing the JV Agreement, which was issued in June 2012.

(c)    300,000 shares of Common Stock within 12 months of signing the JV Agreement (these shares will be issued in April 2013).

The shares of Common Stock will be restricted shares and carry current and appropriate legends to that effect.

Jaramillo will manage the day-to-day affairs associated with processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”), and other activities of the JV Agreement. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the JV Agreement from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the operations of the JV Agreement.

Title to the Property and the Tailings will remain in Jaramillo’s name. Jaramillo will be responsible for obtaining all permits, approvals and authorizations associated with the processing of the Tailings. He is also responsible for causing the project to comply with all applicable laws, rules and regulations, and to maintain insurance on the Property. Amiko Kay will have access to the Property and the Tailings at all times during the term of the JV Agreement.

Amiko Kay and Jaramillo will mutually develop plans and programs to process the Tailings. Jaramillo will prepare a detailed budget setting forth the expenses to be paid under the Work Commitment, which will be approved by Amiko Kay. Finally, Jaramillo will provide quarterly financial reports to Amiko Kay.

If either party defaults under the JV Agreement, the defaulting party’s rights to participate in the JV Agreement will be immediately suspended, and the defaulting party will have no right to share in the revenues of the JV Agreement until the breach is cured. If the defaulting party is Jaramillo, then Amiko Kay may perform the duties of Jaramillo under the Agreement. The nondefaulting party may also sue for damages incurred as a result of the event of default.

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

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

The Company is obligated to fund $250,000 for the benefit of the operations under the JV Agreement before January 26, 2013, under the Work Commitment established for the Tailings Project. For the year ended December 31, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment.  See “Results of Operations”.

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

The Company is constructing a basic wash plant and jig circuit on the property on which the Tailings are located.  The cost of the wash plant and jig circuit, if completed, is expected to be approximately $80,000.

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

Fairhills Investment Agreement

In connection with the Deer Valley Investment Agreement, the Company and the Investor entered into a Registration Rights Agreement. Under the Registration Rights Agreement, the Company will use its commercially reasonable efforts to file, within twenty-one (21) days of the date of the Agreement, a Registration Statement on Form S-1 covering the resale of the Common Stock subject to the Investment Agreement. The Company intends to initially register 30,000,000 shares of Common Stock for resale. The Company has agreed to use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within one hundred and twenty (120) calendar days after the date of the Registration Rights Agreement.  On October 16, 2012, the Company filed a Registration Statement on Form S-1 covering the resale of 19,000,000 shares of Common Stock subject to the Investment Agreement.  The Deer Valley Investment Agreement was assigned to Deer Valley Management in November 2012.

Ocampo Property

On September 29, 2011, the Company entered into a 90-day exclusivity letter of intent (the “Ocampo LOI”) with Antonio Aguirre Rascon (“Rascon”) to acquire a 70% interest in mining concessions covering approximately 570 hectares located in the municipality of Ocampo in the state of Chihuahua, Mexico.  The Company paid Rascon $12,500 upon signing of the Ocampo LOI.  The Ocampo LOI is to serve as the basis for a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties.  In December 2011, the Company elected to allow the Ocampo LOI to lapse without entering into a Definitive Agreement.

Lone Star Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

12.	Subsequent Events

Common Stock

On five occasions in January, February and March 2013, the Company exercised its right pursuant to the Investment Agreement with Deer Valley to require Deer Valley to purchase additional shares of the Company’s Common Stock, per the Company’s filing on Form S-1 in December 2012.  The total amount of these puts is $270,000.  There was an additional put exercised in December 2012, the amount of which is $15,000 whose shares were not issued until 2013 as well.  The total of these six put shares issuances resulted in 9,510,000 shares being issued in 2013.

Notes Payable

In March 2013, the Company paid $25,000 to Fairhills Capital Offshore Ltd. to pay down the outstanding balance on its loan.  The remaining balance on the loan is $25,000 and is due on December 24, 2013 (see Note 6 - Notes Payable).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

 Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

 Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2012:

Resources: As of December 31, 2012, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors and Officers serving our Company are as follows:

Name	Age	Positions Held
Daniel M. Ferris	31	President, Secretary, Treasurer and Director

The sole director named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

Officers will hold their positions at the pleasure of the board of directors.

Biographical Information – Daniel M. Ferris

Mr. Ferris was elected sole director and President, Secretary and Treasurer of the Company on March 29, 2011.  Mr. Ferris was also recently appointed President, Secretary and Treasurer of Curry Gold Corp. (OTCBB: CURG), a shell company with no current operations.  Mr. Ferris’ career began in public relations. Mr. Ferris was a senior publicist at Freud Communications. After leaving Freud Communications, he began his own public relations and corporate strategy firm, Magnum Communications. Magnum Communications assisted clients in Europe with public relations, financing arrangements, and recruitment. Mr. Ferris’ association with Magnum Communications ended in January 2009.  Recently, Mr. Ferris has assisted fund managers with raising funds for a diamond project in the Democratic Republic of Congo. He also serves as a consultant for LCI, which is affiliated with Caesar’s Palace Group. Mr. Ferris’ position at the Company represents his primary business activity. Mr. Ferris currently resides in London.

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

The Company has entered into a JV Agreement with Jaramillo to process the Tailings.  See Part I, Item 1, “Business”.  He is entitled to 35% of the net revenue from the Tailings Joint Venture under the Joint Venture Agreement, as well as 600,000 shares of Common Stock as partial consideration.  Jaramillo is paid for his services as a consultant on the La Candelaria project from the Work Plan for La Candelaria.

Adam Whyte is a consultant for the Company based in Mexico, who performs consulting services pursuant to a consulting agreement dated October 31, 2011.  The contract calls for Mr. Whyte to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares of Common Stock.  The term of agreement is one year and it will automatically renew if not cancelled in writing 30 days prior to the end of the annual period.

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

Code of Ethics

We have not adopted a code of ethics that applies to our executive officers and employees.  We anticipate that we will adopt a code of ethics when appropriate as we hire additional employees and engage additional officers and directors.

Committees of the Board of Directors

We do not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors.  As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage.

Audit Committee Financial Expert

Mr. Ferris does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not necessary at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2012, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Mr. Ferris	2012	$120,000	-	$999,996	-	-	$1,119,996
Mr. Ferris	2011	$70,000	-	-	-	-	$70,000
Mr. Vollmers	2010	-	-	-	-	-	-
Mr. Bidaux	2010	-	-	-	-	-	-
Mr. Bidaux	2009	$12,480	-	-	-	-	$12,480

Neither Mr. Bidaux nor Mr. Vollmers received compensation from the Company in 2010 and 2011, as applicable.  Mr. Ferris replaced Mr. Vollmers as sole director and officer on March 29, 2011.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards were outstanding as of December 31, 2012.

Stock Option Grants

We have not granted any stock options to our executive officers as of December 31, 2012.

Employment Agreements

 On July 12, 2011, the Company entered into an employment agreement with Mr. Ferris regarding his position as President of the Company.  The employment agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the agreement.  The employment agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the term, or for “cause” by the Company.  The employment agreement defines “cause” as the willful and continued failure by Mr. Ferris to perform his duties under the employment agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of April 4, 2013, of our Common Stock by our sole officer and director, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. Information with respect to beneficial owners who are not officers and directors is to the best of our knowledge.  As of April 4, 2013, there were 99,504,663 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage Ownership
Officers and directors:
Daniel M. Ferris President, Secretary, Treasurer and Director 6565 Americas Parkway NE, Suite 200 Albuquerque, NM 87110	8,500,000	8.54%
5% or more beneficial owners: John Rhoden	22,500,000	22.61%
All executive officers and directors as a group	8,500,000	8.54%

(1)	Includes 3,750,000 shares of Common Stock as pledge to secure the 2% Secured Note issued to Deer Valley by the Company.
(2)
On January 13, 2012, the Company agreed to redeem certain shares of Common Stock held by two of its principal shareholders. The Company agreed to redeem 7,500,000 shares of Common Stock owned by Dan M. Ferris, for total consideration of $1.00.  In addition, the Company agreed to redeem 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00.  The redeemed shares of Common Stock are to be retired and restored to the status of authorized and unissued shares, and not held in treasury.  The number of shares owned by Mr. Ferris and Mr. Rhoden in the chart above includes the effect of the redemption of these shares, although the redemption of Mr. Rhoden’s shares has not been reflected in the books and records of the Company’s transfer agent.  See section “Certain Relationships and Related Transactions” below.

Changes in Control

The Company underwent a change in management on November 17, 2010, when Mr. Bidaux resigned as sole director and officer of the Company.  Shareholders holding at least a majority of the issued and outstanding shares of the Common Stock elected Mr. Vollmers to serve as the sole director. Mr. Vollmers subsequently appointed himself President, Secretary and Treasurer. The Company underwent another change in management on March 29, 2011, when Mr. Ferris became our sole director and executive officer.  There are currently no arrangements which would result in a change in control of the Company.

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

On June 25, 2012, we borrowed $50,000 from Fairhills evidenced by a 2% Secured Note. The Note contains the following payment terms: (a) the unpaid principal amount accrues interest at the rate of two percent (2%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on December 24, 2012, and (c) any portion of the unpaid principal and accrued but unpaid interest may be prepaid by the Company, without penalty. Payment of the Note is secured by 3,750,000 shares of our Common Stock owned by Daniel M. Ferris, our sole director and officer. The Note was subsequent assigned to Deer Valley by Fairhills.

As of December 31, 2012, an advance from Maurice Bideaux, former chief executive officer and director, in the amount of $38,910, remains unpaid.

In December 2010, the Company lent $290,000 to American Liberty Petroleum Corp. (“ALP”) and in 2011 lent ALP another $295,000.   The promissory notes executed by ALP in connection with the loans contained the following payment terms: (a) the unpaid principal amount accrued interest at the rate of six percent (6%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon was due and payable on April 30, 2011, and (c) the unpaid principal and accrued but unpaid interest could be prepaid in whole or in part at the option of ALP, without penalty or premium. The notes are not secured by any assets of ALP.  ALP made no payments of principal or interest under the notes. In April 2011, the Company assigned the notes to New World in consideration for the redemption of the Units owned by New World.  As a result, the Company no longer holds any notes from ALP.  At the time the loans were made, Mr. Vollmers was the sole director and officer of ALP and of the Company.  However, Mr. Vollmers is no longer a director or executive officer of the Company.  Mr. Vollmers sold his shares of Common Stock in March 2011 to Mr. Ferris, and resigned as director and executive officer of the Company.

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

On January 13, 2012, the Company agreed to redeem certain shares of Common Stock of the Company held by two of its principal shareholders.  The Company redeemed 7,500,000 shares of Common Stock owned by Dan M. Ferris, for total consideration of $1.00.  Mr. Ferris is the sole officer and director of the Company.  In addition, the Company redeemed 22,500,000 shares of Common Stock held by John G. Rhoden, for total consideration of $1.00.

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

The stock transfer agent has not yet recorded the redemption of the stock formerly owned by Mr. Rhoden due to a delay caused by his inability to locate and deliver one of his stock certificates. However, the number of issued and outstanding shares reported by the Company in this prospectus gives effect to this redemption.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2012 and 2011:
Fee Category	Fiscal 2012	Fiscal 2011
Audit fees	$69,355	$43,395
Tax fees	-	-
Other fees	-	-
Total fees	$69,355	$43,395

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

Other Fees. Consists of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2012 or 2011.

BOARD OF DIRECTORS POLICY ON PRE-APPROVAL OF SERVICES OF INDEPENDENT AUDITORS

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Keyser Resources Incorporated (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
3.2	By-laws of Keyser Resources Incorporated (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 10-Q filed on May 12, 2011)
3.4	Amended and Restated Bylaws (incorporated by reference to the Company’s 8-K filed on February 27, 2012)
10.1	Declaration of Trust (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
10.2	Option Agreement with Bearclaw Capital Corporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 28, 2009)
10.3
Assignment Agreement by and among the Company, American Gold Holdings, Ltd. and Homero Bustillos Gonzalez dated as of June 10, 2011 (incorporated by reference to the Company’s 10-Q filed August 22, 2011)

10.4	Employment Agreement dated July 12, 2011, between the Company and Dan M. Ferris (incorporated by reference to the Company’s 10-Q filed August 22, 2011)
10.6	Investment Agreement between North American Gold and the Company dated August 29, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2011)
10.7	Press Release dated August 29, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2011)
10.8
Option Agreement between American Gold Holdings, Ltd. and Homero Bustillos Gonzalez dated January 11, 2011 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)

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

10.11	Amendment Agreement dated January 10, 2012, between the Company and Homero Bustillos Gonzalez (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 17, 2012)
10.12
Joint Venture Agreement between Amiko Kay, S. de R.L. de C.V. and Miguel Angel Jaramillo Tapia dated January 26, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012)

10.13
Investment Agreement dated April 30, 2012, between Lone Star Gold, Inc. and Fairhills Capital Offshore Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2012)

10.14
Registration Rights Agreement dated April 30, 2012 between Lone Star Gold, Inc. and Fairhills Capital Offshore Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2012)

10.15
Amendment No. 1 to Investment Agreement dated June 25, 2012, between Lone Star Gold, Inc. and Fairhills Capital Offshore Ltd. (incorporated by reference to the Company’s Quarterly Report on Form S-1 filed on October 16, 2012)

10.16
Amendment No. 2 to Investment Agreement dated June 25, 2012, between Lone Star Gold, Inc. and Fairhills Capital Offshore Ltd. (incorporated by reference to the Company’s Quarterly Report on Form S-1 filed on October 16, 2012)

10.17
Promissory Note dated June 25, 2012, between Lone Star Gold, Inc. and Fairhills Capital Offshore Ltd. (incorporated by reference to the Company’s Quarterly Report on Form S-1 filed on October 16, 2012)

10.18
Amendment No. 1 to Securities Purchase Agreement dated to be effective September 14, 2012 between Lone Star Gold, Inc. and Fairhills Capital Offshore, Ltd (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.19
Assignment and Assumption Agreement among Lone Star Gold, Inc., Fairhills Capital Offshore Ltd, and Deer Valley Management, LLC dated to be effective as of November 12, 2012 (incorporated by reference to the Company’s Annual Report on Form 8-K filed on November 21, 2012)

10.21
Amendment No. 3 to the Investment Agreement between the Company and Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), which was assigned by Fairhills to Deer Valley. (incorporated by reference to the Company’s Annual Report on Form 8-K filed on November 28, 2012)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2013.

LONE STAR GOLD, INC.

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on April 15, 2013.

By:	/s/ Dan M. Ferris
Name: Dan M. Ferris
Title: Sole Director Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer