Form 10-Q
period 2013-03-31
Lone Star Gold, Inc.
filed 2013-05-20
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-159561	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of May 15, 2013 was 99,504,663.

Table of Contents

		Page
Part I -	Financial Information
	Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1
	Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012 and from November 26, 2007 (Date of Inception) to March 31, 2013 (Unaudited)	2
	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 and from November 26, 2007 (Date of Inception) to March 31, 2013 (Unaudited)	3
	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from November 26, 2007 (Date of Inception) to March 31, 2013 (Unaudited)	4
	Notes to the Consolidated Financial Statements (unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
	Item 4. Controls and Procedures	14

Part II -	Other Information
	Item 1. Legal Proceedings	15
	Item 1A. Risk Factors	15
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
	Item 3. Defaults upon Senior Securities	15
	Item 4. Mine Safety Disclosures	15
	Item 5. Other Information	15
	Item 6. Exhibits	15
Signatures		16
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	3,152	152
Total current assets	3,152	152
Property and equipment, net	36,013	38,353
Mining assets	179,300	179,300
Total assets	$218,465	$217,805

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$58,431	$90,372
Accrued liabilities	42,711	110,216
Note payable	25,000	50,000
Derivative liability	30,555	30,555
Due to related party	38,910	38,910
Total current liabilities	195,607	320,053
Total liabilities	195,607	320,053

Commitments
Shareholders’ equity (deficit):
Common stock, 150,000,000 shares authorized, $0.001 par value; 99,504,663 and 89,994,663 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	99,505	89,995
Additional paid-in capital	4,023,131	3,497,642
Deficit accumulated during the exploration stage	(4,080,924)	(3,671,447)
Total Lone Star Gold, Inc. Shareholders’ equity (deficit)	41,712	(83,810)
Noncontrolling interest in subsidiary	(18,854)	(18,438)
Total Shareholders’ equity (deficit)	22,858	(102,248)
Total Liabilities and shareholders’ equity (deficit)	$218,465	$217,805

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three months Ended March 31,		Accumulated from November 26, 2007 (Date of Inception) to March 31,
	2013	2012	2013
Revenue	$–	$–	$–
Operating Expenses
General and administrative	105,218	152,064	1,076,911
Exploration costs	24,500	356,696	1,072,893
Management fees	279,999	279,999	1,956,449
Total Operating Expenses	(409,717)	(788,759)	(4,106,253)

Loss from operations	(409,717)	(788,759)	(4,106,253)

Other income (expense)
Interest expense	(176)	–	(450)
Interest income	–	–	9,839
Change in derivative liability	–	–	(9,575)
Gain on settlement of note receivable	–	–	5,161
Total other income (expense)	(176)	–	4,975
Loss before income taxes	(409,893)	(788,759)	(4,101,278)
Provision for income tax	–	–	–
Net Loss for the period	(409,893)	(788,759)	(4,101,278)
Net loss attributable to noncontrolling interest	416	925	20,354
Net loss attributable to Lone Star Gold, Inc.	$(409,477)	$(787,834)	$(4,080,924)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	94,529,774	91,727,606

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three months Ended March 31,		Accumulated from November 26, 2007 (Date of Inception)
	2013	2012	March 31, 2013
Operating Activities:
Net loss	$(409,893)	$(788,759)	$(4,101,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,340	2,340	13,164
Stock based compensation expense	249,999	249,999	1,849,969
Shares issued for exploration expenses	-	-	429,250
Change in derivative liability	-	-	9,575
Gain on redemption of common stock	-	-	(5,161)
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	(75)	(3,152)
Interest receivable	-	-	(9,839)
Accounts payable and accrued liabilities	(99,446)	(3,686)	101,142
Net Cash Used in Operating Activities	(260,000)	(540,181)	(1,716,330)

Investing Activities:
Note receivable extended to Related Party	-	-	(585,000)
Purchases of property and equipment	-	-	(49,177)
Purchases of mining assets	-	(75,000)	(100,000)
Net Cash Used in Investing Activities	-	(75,000)	(734,177)

Financing Activities:
Proceeds from advances – related party	-	-	56,484
Proceeds from sale of common stock	285,000	550,000	2,369,025
Proceeds from issuance of notes payable	-	-	50,000
Repayments of notes payable	(25,000)	-	(25,000)
Redemption of shares	-	(2)	(2)
Net Cash Provided by Financing Activities	260,000	549,998	2,450,507

Net change in cash	–	(65,183)	–
Cash - Beginning of Period	–	215,737	–
Cash - End of Period	$–	$150,554	$–

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash transactions:
Exchange of notes receivable for redemption of common stock	$–	$–	$600,000
Shares issued for mining assets	$–	$46,000	$79,300
Forgiveness of advances - related party	$–	$–	$17,574
Derivative liability of price protection feature	$–	$–	$20,980
Issuance of non-controlling interest for subscription receivable	$–	$–	$1,500

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit)
for the Period from November 26, 2007 (Inception) to March 31, 2013
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Non-
	Common Stock		Paid-in	Exploration	controlling
	Shares	Par Value	Capital	Stage	Interests	Total
Balance – November 26, 2007 (Date of Inception)	–	$–	$–	$–	$–	$–
Net loss for the period	–	–	–	–	–	–
Balance – December 31, 2007	–	–	–	–	–	–
Common shares issued for cash in private placement:
at $0.001 per share on January 19, 2008	60,000,000	60,000	(57,000)	–	–	3,000
at $0.015 per share on April 28, 2008	32,699,920	32,700	(8,175)	–	–	24,525
at $0.05 per share on December 24, 2008	22,600,000	22,600	33,900	–	–	56,500
Net loss for the year – (Restated)	–	–	–	(13,983)	–	(13,983)
Balance – December 31, 2008 – (Restated)	115,299,920	115,300	(31,275)	(13,983)	–	70,042
Net loss for the year	–	–	–	(93,034)	–	(93,034)
Balance – December 31, 2009	115,299,920	115,300	(31,275)	(107,017)	–	(22,992)
Sale of common stock for cash and warrants	6,000,000	6,000	294,000	–	–	300,000
Forgiveness of advances – related party	–	–	17,574	–	–	17,574
Net loss for the year	–	–	–	(61,049)	–	(61,049)
Balance – December 31, 2010	121,299,920	121,300	280,299	(168,066)	–	233,533
Sale of common stock for cash and warrants	6,916,148	6,916	1,093,084	–	–	1,100,000
Redemption of shares	(12,000,000)	(12,000)	(588,000)	–	–	(600,000)
Services received in connection with formation of subsidiary	–	–	–	–	1,500	1,500
Stock based compensation	150,000	150	598,324	–	–	598,474
Shares issued for exploration costs	425,000	425	428,825	–	–	429,250
Net loss for the period	–	–	–	(1,529,651)	(18,181)	(1,547,832)
Balance – December 31, 2011	116,791,068	116,791	1,812,532	(1,697,717)	(16,681)	214,925
Issuance of common stock for cash	1,903,595	1,904	598,096	–	–	600,000
Stock based compensation	1,000,000	1,000	998,996	–	–	999,996
Shares issued for exploration costs	300,000	300	79,000	–	–	79,300
Derivative liability of price protection feature	–	–	(20,980)	–	–	(20,980)
Cancellation of shares	(30,000,000)	(30,000)	29,998	–	–	(2)
Net loss for the period	–	–	–	(1,973,730)	(1,757)	(1,975,487)
Balance – December 31, 2012	89,994,663	$89,995	$3,497,642	$(3,671,447)	$(18,438)	$(102,248)
Issuance of common stock for cash	9,510,000	9,510	275,490	–	–	285,000
Stock based compensation	–	–	249,999	–	–	249,999
Net loss for the period	–	–	–	(409,477)	(416)	(409,893)
Balance – March 31, 2013	99,504,663	$99,505	$4,023,131	$(4,080,924)	$(18,854)	$(22,858)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
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

On January 26, 2012, the Company, acting through a newly-formed subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. The JV Agreement provides Amiko Kay the right to receive 65% of the net revenues from the sale of any materials extracted from the Tailings. The Company is accounting for the activities under the JV Agreement as a collaborative arrangement as defined by ASC 808. As a result, acquisition costs related to the JV Agreement have been capitalized and all other expenditures by the Company related to the JV Agreement have been expensed as incurred as exploration costs. This is in accordance with the Company’s Mineral Property Cost Accounting Policy. For the three months ended March 31, 2013, the Company has recognized $10,000 of costs associated with the collaborative arrangement, which are included in Exploration Costs.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As at March 31, 2013, the Company has accumulated losses of $4,101,278 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, and for the period November 26, 2007 (inception) to March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the periods ended March 31, 2013 and 2012, and for the period November 26, 2007 (inception) to March 31, 2013.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2012 as included in our Form 10-K filed with the Securities and Exchange Commission.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(unaudited)

2.	Related Party Transactions

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

An advance from Maurice Bideaux, former chief executive officer and director, in the amount of $38,910, remains unpaid.

As of March 31, 2013, the Company’s two largest shareholders, Dan Ferris and John G. Rhoden, own 8,500,000 and 22,500,000 shares of Common Stock, representing 8.54% and 22.61%, respectively, of the issued and outstanding shares of Common Stock.

On January 13, 2012, the Company agreed to redeem certain shares of the common stock, $0.001 par value, of the Company (the “Common Stock”) held by two of its principal shareholders. The Company redeemed 7,500,000 shares of Common Stock owned by Mr. Ferris, for total consideration of $1.00.  Mr. Ferris is the sole officer and director of the Company.  In addition, the Company redeemed 22,500,000 shares of Common Stock held by Mr. Rhoden, for total consideration of $1.00.  The redemption of the stock formerly owned by Mr. Ferris has been reflected on the books and records of the Company’s stock transfer agent.  The stock transfer agent has not yet recorded the redemption of the stock formerly owned by Mr. Rhoden due to a delay caused by his inability to locate and deliver one of his stock certificates.  However, the number of issued and outstanding shares reported by the Company in this Quarterly Report gives effect to this redemption.

3.	Debt

In June 2012 the Company entered into a secured note agreement with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), in the principal amount of $50,000 at an annual interest rate of 2% (the "Note"). Principal and accrued and unpaid interest was due on December 24, 2012, which was verbally extended until December 24, 2013.  The Note is secured by 3,750,000 shares of Common Stock owned by Dan Ferris, our President and sole director.  On November 12, 2012, Fairhills transferred all rights and obligations under the Note to Deer Valley Management, LLC ("Deer Valley").  In March 2013, the Company paid $25,000 to Fairhills to pay down the outstanding balance on its loan.

4.	Equity

On five occasions in January, February and March 2013, the Company exercised its right pursuant to the Investment Agreement with Deer Valley to require Deer Valley to purchase additional shares of the Company’s Common Stock, per the Company’s filing on Form S-1 in December 2012.  The total amount of these puts is $270,000.  There was an additional put exercised in December 2012, the amount of which is $15,000 whose shares were not issued and proceeds were not received until 2013 as well.  The total of these six put shares issuances resulted in 9,510,000 shares being issued in 2013 for proceeds of $285,000.  Of the 9,510,000 shares of common stock issued, 1,500,000 shares were issued for which additional proceeds of $50,000 were not received until April 2013.

A summary of warrant activity for the three months ended March 31, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Warrants	price	life (years)	Value
Outstanding December 31, 2012	200,000	$1.20
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding March 31, 2013	200,000	$1.20	1.33	$59,467

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(unaudited)

5.	Commitments

On October 31, 2011, the Company entered into an agreement with a consultant to perform consulting services as requested by the Company. The contract calls for the consultant to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares of the Company's $0.001 par value common stock. The fair market value of the common stock on the date of grant was $124,500. The term of the agreement was for one year and was renewed on a month to month basis at the end of the original contract.

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
3.
The Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000 (the “Work Plan”).  The Company has funded $14,500 and $60,195 during the Work Plan years ended January 11, 2014 and 2013, respectively.

4.	For the three months ended March 31, 2013, the Company has not paid Gonzalez any additional funds, in accordance with its oral agreement with him reached in January 2013.

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

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(unaudited)

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of Common Stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he would not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he would receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000 based on the fair market value at the time of the agreement.  The Company recognized $249,999 in expense related to the stock grant during the period ended March 31, 2013.

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
March 31, 2013
(unaudited)

(b)    200,000 shares of Common Stock within 6 months of signing the JV Agreement, which was issued in June 2012.

(c)    300,000 shares of Common Stock within 12 months of signing the JV Agreement (these shares will be issued in 2013).

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

The Company is obligated to fund $250,000 for the benefit of the operations under the JV Agreement before January 26, 2013, under the Work Commitment established for the Tailings Project. For the year ended December 31, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment. For the period ended March 31, 2013, the Company made payments totaling $10,000 towards the second year Work Commitment. See “Results of Operations”.

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico (the "Parral Plant"). As of the date of this Quarterly Report, this shipment has not been fully processed.  The Parral Plant closed unexpectedly during the third quarter of 2012 and reopened in March 2013.  It has operated sporadically since March 2013 and has not been able to operate on a consistent basis.  Accordingly, the Company estimates that the Parral Plant has accumulated a one year backlog of tailings to process, and the Company does not believe that it can rely on the Parral Plant to process a significant amount of the tailings in the foreseeable future.  The Company has developed plans to build its own plant capable of processing 150 tons of tailings per day.  The cost to build such a plant is estimated to be $1M.  The Company is actively seeking investors to fund the construction of a plant.  Accordingly, the Company has no revenues from the Tailings as of the date of filing.

The Company is constructing a basic wash plant and jig circuit on the property on which the Tailings are located.  The cost of the wash plant and jig circuit, if completed, is expected to be approximately $80,000.

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013
(unaudited)

6.	Derivative Liability

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

The Price Protection Clause gives rise to a derivative.  We have measured this derivative at fair value and recognize the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity.  These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period.  During the year ended December 31, 2012, the Company recorded a derivative liability of $20,980 related to the Price Protection Clause.   At December 21, 2012, the effective date of the registration statement, the price protection feature was triggered and additional shares were valued at approximately $30,000.  These additional shares have not been issued as of the date of this filing.

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

The Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first. Gonzalez has waived the exercise of his anti-dilution rights with respect to issuances of Common Stock to North American under the Investment Agreement, but has not waived those rights as to the Fairhills Investment Agreement discussed below.

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

The Company is obligated to fund $250,000 for the benefit of the processing operation before January 26, 2013, under the work commitment established for the Tailings Project. For the year ended December 31, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment. For the period ended March 31, 2013, the Company made payments totaling $10,000 towards the second year Work Commitment. See “Results of Operations” below.

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

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico (the "Parral Plant"). As of the date of this Quarterly Report, this shipment has not been fully processed.  The Parral Plant closed unexpectedly during the third quarter of 2012 and reopened in March 2013.  It has operated sporadically since March 2013 and has not been able to operate on a consistent basis.  Accordingly, the Company estimates that the Parral Plant has accumulated a one year backlog of tailings to process, and the Company does not believe that it can rely on the Parral Plant to process a significant amount of the tailings in the foreseeable future.  The Company has developed plans to build its own plant capable of processing 150 tons of tailings per day.  The cost to build such a plant is estimated to be $1M.  The Company is actively seeking investors to fund the construction of a plant.  Accordingly, the Company has no revenues from the Tailings as of the date of filing.

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

Fairhills Investment Agreement

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), as amended by Amendment No. 1 to Investment Agreement dated June 25, 2012 and Amendment No.2 to Investment Agreement dated September 21, 2012. Under the Fairhills Investment Agreement, Fairhills agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000. The Fairhills Investment Agreement was filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2012, Amendment No. 1 was filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the Commission on October 16, 2012, and Amendment No. 2 was filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the Commission on October 16, 2012. Fairhills assigned their interest in the Fairhills Investment Agreement to Deer Valley Management, LLC ("Deer Valley") on November 12, 2012.

The Fairhills Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a put notice to Deer Valley which states the dollar amount that the Company intends to sell to Deer Valley on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by Deer Valley will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest trading price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to Deer Valley's receipt of the put notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the Fairhills Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance to Deer Valley under the Fairhills Investment Agreement.

The Company will use the proceeds from the sale of the Common Stock under the Fairhills Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in its good faith, deems to be in the best interest of the Company.

The Company filed a Registration Statement on Form S-1 on October 16, 2012, covering the resale of 20,000,000 shares of Common Stock subject to the Fairhills Investment Agreement, and 653,595 shares of Common Stock issued under a Securities Purchase Agreement with Fairhills, which is described in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”  The registration statement on Form S-1 was declared effective on December 21, 2012, after being reviewed by the SEC.

On five occasions in January, February and March 2013, the Company exercised its right pursuant to the Fairhills Investment Agreement with Deer Valley to require Deer Valley to purchase additional shares of the Company’s Common Stock.  The total amount of these puts is $270,000.  There was an additional put exercised in December 2012, the amount of which is $15,000 whose shares were not issued and proceeds were not received until 2013 as well.  The total of these six put shares issuances resulted in 9,510,000 shares being issued in 2013 for proceeds of $285,000.

Results of Operations

We have not generated any revenue since our inception.  We do not anticipate earning revenues until we have begun to commercially produce minerals from the Concessions, the Tailings, or other mineral properties that we may own in the future.

Three months ended March 31, 2013 and 2012

For the periods below, we had the following expenses:

	For the Three months Ended March 31,
	2013	2012
General and administrative	$105,218	$152,064
Exploration	24,500	356,696
Management fees	279,999	279,999
Total operating expenses	$409,717	$788,759

For the three months ended March 31, 2013, we incurred general and administrative expenses totaling $105,218.  This was a decrease of $46,846 compared to the first quarter of 2012.  In 2013, our expenses consisted, primarily, of accounting and auditing fees of $40,163, professional fees of $31,774, legal fees of $25,385, depreciation expense of $2,340, rent expense of $2,319, and transfer agent and filing fees of $2,143.

For the three months ended March 31, 2012, we incurred general and administrative expenses totaling $152,064.  In 2012, our expenses consisted, primarily, of professional fees of $94,840, accounting and auditing fees of $29,617, legal fees of $37,237, telephone expense of $5,301, travel of $2,229, depreciation expense of $2,340 and rent expense of $2,696.

Included in Exploration expenses for the three months ended March 31, 2013 are costs of $24,500 related to the Tailings and La Candelaria Projects.  With respect to the Tailings Project, the Company made a payment of $10,000 for services from Adam Whyte.  For La Candelaria, the Company made a payment of $14,500 to Mining Capital Advisors for services.

For the three months ended March 31, 2012, we incurred aggregate Exploration costs of $356,696 related to our investment in Metales and expenditures under the Work Plan, and our Tailings Project as follows: $50,000 to fund the La Candelaria Work Plan and $160,000 to fund the Tailings Project Work Commitment and additional costs of $146,696 incurred in connection with the La Candelaria Project.

During the three months ended March 31, 2013, the Company paid management fees totaling $30,000 to our sole officer and director and recognized $249,999 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement.

During the three months ended March 31, 2012, the Company paid management fees totaling $30,000 to our sole officer and director, and recognized $249,999 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement during the three months ended March 31, 2012.

Liquidity and Capital Resources

The following is a summary of our balance sheets as of March 31, 2013 and December 31, 2012:
	March 31, 2013	December 31, 2011
Cash	$-	$-
Current Liabilities	195,607	320,053
Working Capital Deficit	(192,455)	(319,901)

Shareholders’ Equity (Deficit)	22,858	(102,248)

We have committed to fund $450,000 over three years under the La Candelaria Work Plan, and $1,000,000 over two years under the work commitment for the Tailings Project.  Because the Company has no revenues from operations, we are dependent upon obtaining additional financing in order to fund our obligations under the Work Plan, and also to fund our obligations under the Tailings Project.  The Company has funded its exploratory program to date primarily through sales of its common stock.  In addition to funding those commitments, the proceeds of the Fairhills Investment Agreement may be used for general corporate and working capital purposes, acquisitions, and other purposes as determined in good faith by the Board of Directors.  There is no assurance that adequate financing on acceptable terms will continue to be available to us.

In the three months ended March 31, 2013, we received $285,000 from the sale of 9,510,000 shares of common stock under the Fairhills Agreement.  See Part II, Item 2 for a description of the sale of restricted shares of Common Stock to Deer Valley.

The proceeds of the sale of shares of restricted Common Stock to Deer Valley were used to make certain payments relating to the Company’s Tailings Project, and for general operating expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting Plan

We intend to continue to have our outside accountants assist us in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside accountant is expected to charge us approximately $7,500 to prepare our quarterly financial statements and approximately $20,000 to prepare our annual financial statements.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an absence of written policies and procedures for accounting and financial reporting, which are identified in our Annual Report on Form 10-K for the year ended December 31, 2012 as a material weakness in our internal controls over financial reporting.

b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve the Company.

Item 1A.  Risk Factors.

There are no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K filed with the Commission on April 15, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

LONE STAR GOLD, INC.

By:	/s/ Daniel M. Ferris
Name:	Daniel M. Ferris
Title:	President, Secretary and Treasurer

Date:	May 20, 2013