Form 10-Q
period 2013-06-30
Lone Star Gold, Inc.
filed 2013-08-19
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of August 19, 2013 was 100,804,663.

Table of Contents

		Page
Part I -	Financial Information
	Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 and from November 26, 2007 (Date of Inception) to June 30, 2013 (unaudited)	2
	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 and from November 26, 2007 (Date of Inception) to June 30, 2013 (unaudited)	3
	Notes to the Consolidated Financial Statements (unaudited)	4
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
	Item 4. Controls and Procedures	13

Part II -	Other Information
	Item 1. Legal Proceedings	14
	Item 1A. Risk Factors	14
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
	Item 3. Defaults upon Senior Securities	14
	Item 4. Mine Safety Disclosures	14
	Item 5. Other Information	14
	Item 6. Exhibits	14
Signatures		14
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	4,179	152
Total current assets	4,179	152
Property and equipment, net	33,673	38,353
Mining assets	179,300	179,300
Total assets	$217,152	$217,805

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$86,347	$90,372
Accrued liabilities	35,541	110,216
Note payable, net	9,000	50,000
Derivative liability	120,503	30,555
Due to related party	38,910	38,910
Total current liabilities	290,301	320,053
Total liabilities	290,301	320,053

Commitments
Shareholders’ deficit:
Common stock, 150,000,000 shares authorized, $0.001 par value; 100,804,663 and 89,994,663 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	100,805	89,995
Additional paid-in capital	4,387,370	3,497,642
Deficit accumulated during the exploration stage	(4,542,053)	(3,671,447)
Total Lone Star Gold, Inc. shareholders’ deficit	(53,878)	(83,810)
Noncontrolling interest in subsidiary	(19,271)	(18,438)
Total shareholders’ deficit	(73,149)	(102,248)
Total liabilities and shareholders’ deficit	$217,152	$217,805

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three months Ended June 30,		For the Six months Ended June 30,		Accumulated from November 26, 2007 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013
Revenue	$–	$–	$–	$–	$–
Operating Expenses
General and administrative	100,768	63,852	205,986	215,916	1,177,679
Exploration costs	–	108,500	24,500	465,196	1,072,893
Management fees	303,699	279,999	583,698	559,998	2,260,148
Total Operating Expenses	(404,467)	(452,351)	(814,184)	(1,241,110)	(4,510,720)
Loss from operations	(404,467)	(452,351)	(814,184)	(1,241,110)	(4,510,720)

Other income (expense)
Interest (expense)	32,869	(22)	32,693	(22)	32,419
Interest income	–	–	–	–	9,839
Change in derivative liability	(89,948)	–	(89,948)	–	(99,523)
Gain on settlement of note receivable	–	–	–	–	5,161
Total other income (expense)	(57,079)	(22)	(57,255)	(22)	(52,104)
Loss before income taxes	(461,546)	(452,373)	(871,439)	(1,241,132)	(4,562,824)
Provision for income tax	–	–	–	–	–
Net Loss for the period	(461,546)	(452,373)	(871,439)	(1,241,132)	(4,562,824)
Net income attributable to noncontrolling interest	417	416	833	1,341	20,771
Net loss attributable to Lone Star Gold, Inc.	$(461,129)	$(451,957)	$(870,606)	$(1,239,791)	$(4,542,053)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding	100,661,866	88,143,266	97,612,729	89,935,436

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six months Ended June 30,		Accumulated from November 26, 2007 (Date of Inception)
	2013	2012	June 30, 2013
Operating Activities:
Net loss	$(871,439)	$(1,241,132)	$(4,562,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,680	4,680	15,504
Stock based compensation expense	499,998	499,998	2,099,968
Shares issued for exploration expenses	-	-	429,250
Amortization of debt discount	(41,000)	-	(41,000)
Change in derivative liability	89,948	-	99,523
Gain on redemption of common stock	-	-	(5,161)
Changes in operating assets and liabilities:
Prepaid expenses	(4,027)	2,087	(4,179)
Interest receivable	-	-	(9,839)
Accounts payable and accrued liabilities	(78,160)	3,065	122,428
Net Cash Used in Operating Activities	(400,000)	(731,302)	(1,856,330)

Investing Activities:
Note receivable extended to Related Party	-	-	(585,000)
Purchases of property and equipment	-	-	(49,177)
Purchases of mining assets	-	(75,000)	(100,000)
Net Cash Used in Investing Activities	-	(75,000)	(734,177)

Financing Activities:
Proceeds from advances – related party	-	-	56,484
Proceeds from sale of common stock	375,000	550,000	2,459,025
Proceeds from issuance of notes payable	50,000	50,000	100,000
Repayments of notes payable	(25,000)	-	(25,000)
Redemption of shares	-	(2)	(2)
Net Cash Provided by Financing Activities	400,000	599,998	2,590,507

Net change in cash	–	(206,304)	–
Cash - Beginning of Period	–	215,737	–
Cash - End of Period	$–	$9,433	$–

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash transactions:
Exchange of notes receivable for redemption of common stock	$–	$–	$600,000
Shares issued for mining assets	$–	$79,300	$79,300
Forgiveness of advances - related party	$–	$–	$17,574
Derivative liability of price protection feature	$–	$–	$20,980
Issuance of non-controlling interest for subscription receivable	$–	$–	$1,500
Repayment of note payable and accrued interest by a shareholder	$25,540	$–	$25,540

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(unaudited)

1. Nature of Operations and Continuance of Business

Lone Star Gold, Inc. (the “Company” or “Lone Star”), formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007.  The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.

On January 26, 2012, the Company, acting through a  subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. The JV Agreement provides Amiko Kay the right to receive 65% of the net revenues from the sale of any materials extracted from the Tailings. The Company is accounting for the activities under the JV Agreement as a collaborative arrangement as defined by ASC 808. As a result, acquisition costs related to the JV Agreement have been capitalized and all other expenditures by the Company related to the JV Agreement have been expensed as incurred as exploration costs. This is in accordance with the Company’s Mineral Property Cost Accounting Policy. For the six months ended June 30, 2013, the Company has recognized $10,000 of costs associated with the collaborative arrangement, which are included in Exploration Costs.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As at June 30, 2013, the Company has accumulated losses of $4,542,053 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, and for the period November 26, 2007 (inception) to June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the periods ended June 30, 2013 and 2012, and for the period November 26, 2007 (inception) to June 30, 2013.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013.

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

As of June 30, 2013, the Company’s two largest shareholders, Dan Ferris and John G. Rhoden, own 7,504,954 and 22,500,000 shares of Common Stock, representing 7.45% and 22.32%, respectively, of the issued and outstanding shares of Common Stock.

On January 13, 2012, the Company agreed to redeem 22,500,000 shares of common stock, 0.001 par value, of the Company (“Common Stock”) held by Mr. Rhoden for total consideration of $1.00.  The stock transfer agent has not yet recorded the redemption of the stock formerly owned by Mr. Rhoden due to a delay caused by his inability to locate and deliver one of his stock certificates.  However, the number of issued and outstanding shares reported by the Company in this Quarterly Report gives effect to this redemption.

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(unaudited)

In May 2013, the holder of a note payable, which was secured by 3,750,000 shares of the Company owned by Mr. Ferris, exercised his right to foreclose on the shares and accept them as repayment of the note and related interest, which had a total remaining balance of $25,540 at the time of notice.

3. Debt

Debt as of June 30, 2013 and December 31, 2012 consists of the following:

Description	June 30, 2013	December 31, 2012
Notes payable
In June 2012 the Company entered into a secured note agreement with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), in the principal amount of $50,000 at an annual interest rate of 2%. Principal and accrued and unpaid interest was due on December 24, 2012, which was verbally extended until December 24, 2013.  The Note is secured by 3,750,000 shares of Common Stock owned by Dan Ferris, our President and sole director.  On November 12, 2012, Fairhills transferred all rights and obligations under the Note to Deer Valley Management, LLC ("Deer Valley").  In March 2013, the Company paid $25,000 to Deer Valley to pay down the outstanding balance on its loan.  In May 2013, the remaining $25,000 balance due on this loan was repaid by a shareholder.
	$-	$50,000

Convertible note payable
In June 2013, the Company borrowed $50,000 from KVM Capital Partners LLC, the repayment of which is to be made on the following terms: (a) the unpaid principal amount accrues interest at the rate of eight percent (8%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on December 15, 2013, and (c) any portion of the unpaid principal and accrued but unpaid interest may be prepaid by the Company, without penalty. The proceeds of the loan will be used to make certain payments relating to the Company's mine tailings joint venture in Chihuahua, Mexico, and for general operating expenses.  The note is convertible into 4,761,905 shares of the Company’s common stock.  The Company recorded a discount related to the bifurcation of the derivative liability.  The conversion price shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).  "Market Price" means the average of the lowes three (3) Trading Price for the Common Stock during the tenth (10) trading day period ending the latest complete trading day prior to the conversion date.
	$50,000	$-
Less: Discount	(50,000)	-
Add: Amortization of discounts	9,000	-
Total convertible notes payable, net of discount	$9,000	$-

4. Equity

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills pursuant to which Fairhills agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000.  Fairhills assigned their interest in the Fairhills Investment Agreement to Deer Valley Management, LLC ("Deer Valley") on November 12, 2012. During Q1 and Q2 of 2013, the Company exercised its right pursuant to the Fairhills Investment Agreement with Deer Valley, as successor-in-interest to Fairhills, to require Deer Valley to purchase additional shares of the Company’s Common Stock.  The total amount of these six puts is $360,000.  There was an additional put exercised in December 2012, the amount of which is $15,000 whose shares were not issued until 2013 as well.  The total of these six put shares issuances resulted in 10,810,000 shares being issued in 2013 for proceeds of $375,000.   On June 26, 2013 the Fairhills Investment Agreement was terminated.

On June 27, 2013 the Company entered into an Investment Agreement (the “KVM Investment Agreement”)  with KVM Capital Partners, LLC (“KVM”) whereby KVM agreed to purchase up to $5 million of the Company’s common stock over a period of up to 36 months.  In connection with the KVM Investment Agreement, the Company also entered into a Registration Rights Agreement with KVM pursuant to which the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the 30,000,000 shares of common stock underlying the KVM Investment Agreement. The Company filed the registration statement on Form S-1 with the SEC on July 16, 2013 and has agreed to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the transaction and to maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement.

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(unaudited)

A summary of warrant activity for the six months ended June 30, 2013 is presented below:

Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	Intrinsic
	Warrants	Price	life (years)	Value
Outstanding December 31, 2012	200,000	$1.20
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding June 30, 2013	200,000	$1.20	1.08	$59,467

5. Commitments

On October 31, 2011, the Company entered into an agreement with a consultant to perform consulting services as requested by the Company. The contract calls for the consultant to receive $15,000 upon execution of the agreement, $5,000 per month through the term of the agreement, and a one-time grant of 150,000 restricted shares of the Company's $0.001 par value common stock. The fair market value of the common stock on the date of grant was $124,500. The term of the original agreement was one year and the agreement is currently being renewed on a month to month basis.  This contract was terminated on April 1, 2013.

La Candelaria Property

On May 31, 2011, Metales HBG, S.A. de C.V. (“Metales”), a company organized under the laws of Mexico, was formed.  The Company owns 70% of the issued and outstanding shares of capital stock and the  remaining 30% of the issued and outstanding capital stock of Metales is owned by Homero Bustillo Gonzalez (“Gonzalez”).  On June 10, 2011, Gonzalez assigned to Metales eight gold and silver mining concessions (the “Concessions”) related to the “La Candeleria” property located in the town of Guachochi, in the state of Chihuahua, Mexico.  The Concessions cover 800 hectares, or approximately 1,976 acres.

On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold Holdings, Ltd. (“American Gold”) and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”) and Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement. Pursuant to the Assignment Agreement, the Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000.  The Company funded $14,500 and $60,195 during the work periods ending January 11, 2014 and 2013, respectively.  In addition, for the six months ended June 30, 2013, the Company did not pay Gonzalez any additional funds, in accordance with its oral agreement with him reached in January 2013.

Gonzalez retains a 2% Net Smelter Returns Royalty on the Concessions. Metales is obligated to undertake work necessary to bring the existing geological survey on the property up to NJ 43-101 standards.  The Company has granted anti-dilution rights to Gonzalez, such that the Company must allow Gonzalez the opportunity to maintain his percentage stock ownership in the Company until the date on which the Company has complied fully with its obligations under the Option Agreement or January 11, 2014, whichever comes first.  Gonzalez has waived the exercise of his anti-dilution rights with respect to issuances of Common Stock to North American under the Option Agreement.  In addition, the Company is obligated to issue 1,000,000 shares of its Common Stock to Gonzalez upon the discovery of a 1 million-ounce equivalent gold deposit, as defined by industry standards as set forth by a recognized exchange in North America.  Finally, if the Company fails to comply with all its obligations under the Option Agreement before January 11, 2014, the Option Agreement will terminate and the Company will be obligated to return the Concessions to Gonzalez.  In January 2013, the Company and Gonzalez verbally agreed to place the work commitments on hold.  Per the verbal agreement between the Company and Gonzalez, all payments have been put on hold until such time as the Company has sufficient capital to continue the project.

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of Common Stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he will not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he will be entitled to receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000 based on the fair market value at the time of the agreement.  The Company recognized $249,999 and $499,998 in expense related to the stock grant during the three and six month periods ended June 30, 2013, respectively.

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(unaudited)

Tailings Project

On January 26, 2012, the Company, acting through its subsidiary, Amiko Kay, entered into the JV Agreement Jaramillo. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process the Tailings and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay.

The Tailings consist of approximately 1.2 million tons of mine tailings from previous mining activity in the Chihuahua area over the last 100 years or more. Mine tailings represent the refuse remaining after ore has been processed. Through the JV Agreement, Amiko Kay and Jaramillo intend re-process the mine tailings heap to extract minerals that were not extracted during the initial processing, and to market and sell any minerals extracted from the Tailings.

As consideration for Jaramillo’s contribution of the right to process the Tailings to the Joint Venture, the Company has paid Jaramillo $100,000 to date.  In addition, the Company agreed to pay Jaramillo an additional $200,000 no later than January 26, 2013.  In January 2013, the Company and Jaramillo entered into a verbal agreement to delay the payment, and as of the date of this filing the payment has not been made.

In addition, the Company or Amiko Kay has agreed to fund an amount up to $1,000,000 (the “Work Commitment”) for the benefit of the JV Agreement over its first two years, as follows:

(a)    $250,000 within the first year of the JV Agreement for the purchase of used heavy equipment, miscellaneous equipment and materials for processing the Tailings, and taxes, permits, and general operating expenses.

(b)    $750,000 within the second year of the JV Agreement for the construction of a heap leach system and floatation plant on the property.

The Company may make an additional $250,000 available to the JV Agreement, if additional processing equipment is justified and required to maximize the liberation of precious metals in the Tailings material. As of June 30, 2013, none of the aforementioned funds have been paid.

As further consideration, the Company is obligated to issue 600,000 shares of the Common Stock to Jaramillo.  To date, the Company has issued 300,000 shares of Common Stock to Jaramillo and anticipates issuing the remaining 300,000 shares in the second half of 2013. The shares of Common Stock will be restricted shares and carry current and appropriate legends to that effect.

Jaramillo manages the day-to-day affairs of processing the Tailings, selling the minerals extracted from the Tailings (“Extracted Minerals”), and other activities contemplated by the JV Agreement. Jaramillo will pay all expenses associated with the processing of the Tailings, the sale of any Extracted Minerals from the Tailings, and other obligations of the JV Agreement, initially, from the funds received under the Work Commitment and, eventually, from revenues from operations. All net revenues from the sale of any Extracted Minerals or other sources, after deducting expenses, will be distributed and paid monthly, with 65% of the net revenues paid to Amiko Kay and 35% of the net revenues paid to Jaramillo. It is anticipated that the portion to be paid to Amiko Kay will be paid directly to the Company. Jaramillo will provide a monthly accounting of all revenues and expenses associated with the operations of the JV Agreement.

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
June 30, 2013
(unaudited)

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

Jaramillo provides independent consulting services to the Company on the La Candelaria project and acts as Vice President of Exploration on the La Candelaria project (although he is not an executive officer or employee, of the Company, Metales or the Amiko Kay).

Under the JV Agreement, the Company is obligated to fund $250,000 for the benefit of the operations under the JV Agreement before January 26, 2013, under the Work Commitment established for the Tailings Project. For the year ended December 31, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment.  For the three and six months ended June 30, 2013, the Company made payments totaling $10,000 and $0 towards the second year Work Commitment, respectively.

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico (the "Parral Plant").  As of the date of this Quarterly Report, this shipment has not been fully processed.  The Parral Plant closed unexpectedly during the third quarter of 2012 and reopened in March 2013.  It has operated sporadically since March 2013 and had not been able to operate on a consistent basis.  Accordingly, the Company estimates that the Parral Plant has accumulated a one year backlog of tailings to process, and the Company does not believe it can rely on the Parral Plant to process a significant amount of the tailings in the foreseeable future.  The Company has developed plans to build its own plant capable of processing 150 tons of tailings per day.  The cost to build such a plant is estimated to be $1,000,000.  The Company is actively seeking investors to fund the construction of a plant.  Accordingly, the Company has no revenues from Tailings as of the date of this filing.

The Company is constructing a basic wash plant and jig circuit on the property on which the Tailings are located.  The cost of the wash plant and jig circuit, if completed, is expected to be approximately $80,000.

6. Derivative Liability

On September 14, 2012, the Company entered into a Securities Purchase Agreement, as amended, (the “Fairhills SPA”) with Fairhills pursuant to which the Company sold 653,595 shares of its $0.001 par value Common Stock (the “Shares”) to Fairhills for an aggregate purchase price of $50,000.  The  Fairhills SPA provides that in the event that the value of the Shares is less than $50,000 at the earlier of (a) the effective date of a registration statement or (b) such time as the Shares can be sold pursuant to Rule 144 (the “Triggering Date”), the Company shall issue additional shares of registered Common Stock to Fairhills (the “Additional Shares’) such that the total value of the Shares and the Additional Shares issued to Fairhills by the Company shall total $50,000 (the “Price Protection Clause”).

The Price Protection Clause gives rise to a derivative.  We have measured this derivative at fair value and recognize the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity.  These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period.  During the year ended December 31, 2012, the Company recorded a derivative liability of $20,980 related to the Price Protection Clause.   At December 21, 2012, the effective date of the registration statement, the price protection feature was triggered and additional shares were valued at approximately $30,000.  These additional shares have not been issued.  On June 26, 2013, the Fairhills SPA was terminated.

On June 27, 2013, the Company entered into a new Securities Purchase Agreement with KVM Capital Partners, LLC (the “KVM SPA”) with essentially the same terms as the Fairhills SPA.  Accordingly, the Company recorded a derivative liability related to the KVM SPA.  Accordingly, a derivative liability of $120,503 has been recorded as of the end of the quarter ending June 30, 2013. The conversion price shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).  "Market Price" means the average of the lowes three (3) Trading Price for the Common Stock during the tenth (10) trading day period ending the latest complete trading day prior to the conversion date.

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

General Overview

Lone Star Gold, Inc. (the “Company” or “Lone Star”), formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007.  We are a start-up exploration stage company in the business of gold and mineral exploration, acquisition and development. Our principal office is located at 6565 Americas Parkway NE, Suite 200, Albuquerque, New Mexico 87110. Our telephone number is (505) 563-5828.

Agreements

La Candelaria Project

On May 31, 2011, Metales HBG, S.A. de C.V. (“Metales”), a company organized under the laws of Mexico, was formed.  The Company owns 70% of the issued and outstanding shares of capital stock and the  remaining 30% of the issued and outstanding capital stock of Metales is owned by Homero Bustillo Gonzalez (“Gonzalez”).  On June 10, 2011, Gonzalez assigned to Metales eight gold and silver mining concessions (the “Concessions”) related to the “La Candeleria” property located in the town of Guachochi, in the state of Chihuahua, Mexico.  The Concessions cover 800 hectares, or approximately 1,976 acres.
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

Tailings Project

On January 26, 2012, the Company, acting through a subsidiary, Amiko Kay, S. de R.L. de C.V. (“Amiko Kay”), a company organized under the laws of Mexico, entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The JV Agreement provides Amiko Kay the right to receive 65% of the net revenues from the sale of any materials extracted from the Tailings. See Note 6 to the Financial Statements for a description of the JV Agreement.

The Company is obligated to fund $250,000 for the benefit of the processing operation before January 26, 2013, under the work commitment established for the Tailings Project. For the year ended December 31, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment.  For the period ended June 30, 2013, the Company made no payments towards the second year Work Commitment.  See “Results of Operations” below.

On the Tailings property, two out of three on-site washing jigs are now complete and operational. The jigs separate the heavy mineral-rich material from the lighter worthless material in the Tailings. The Company had been pre-washing material for approximately three months to maximize the silver and gold content per ton of material to be shipped to nearby floatation and leaching plants in Parral, Mexico. The cost of the wash plant and jig circuit was $60,000 to date. Washing has been halted until the local plant in Parral is operational, as discussed below.

Approximately 6,000 tons of the Tailings material has been sent to the processing plant in Parral, Mexico (the "Parral Plant").  As of the date of this Quarterly Report, this shipment has not been fully processed.  The Parral Plant closed unexpectedly during the third quarter of 2012 and reopened in March 2013.  It has operated sporadically since March 2013 and had not been able to operate on a consistent basis.  Accordingly, the Company estimates that the Parral Plant has accumulated a one year backlog of tailings to process, and the Company does not believe it can rely on the Parral Plant to process a significant amount of the tailings in the foreseeable future.  The Company has developed plans to build its own plant capable of processing 150 tons of tailings per day.  The cost to build such a plant is estimated to be $1,000,000.  The Company is actively seeking investors to fund the construction of a plant.  Accordingly, the Company has no revenues from Tailings as of the date of this filing.

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

Investment Agreements

Fairhills Investment Agreement

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”), pursuant to which Fairhills agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000. Fairhills assigned their interest in the Fairhills Investment Agreement to Deer Valley Management, LLC ("Deer Valley") on November 12, 2012. During Q1 and Q2 of 2013, the Company exercised its right pursuant to the Fairhills Investment Agreement with Deer Valley to require Deer Valley to purchase additional shares of the Company’s Common Stock.  The total amount of these puts is $360,000.  There was an additional put exercised in December 2012, the amount of which is $15,000 whose shares were not issued until 2013 as well.  The total of these six put shares issuances resulted in 10,810,000 shares being issued in 2013 for proceeds of $375,000. The Company used the proceeds from the sale of the Common Stock under the Fairhills Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations.

On June 26, 2013, the Company terminated the Fair Hills agreement.

KVM Investment Agreement

On June 27, 2013, the Company entered into an Investment Agreement (the “KVM Investment Agreement”) with KVM Capital Partners, LLC, a New York limited liability company (“KVM”), pursuant to which KVM agreed to purchase shares of Common Stock for an aggregate purchase price of up to $5,000,000.

The KVM Investment Agreement provides that the Company may, from time to time during the Open Period (defined below), in its sole discretion, deliver a put notice to KVM, which states the dollar amount that the Company intends to sell to KVM on a date specified in the put notice. The maximum investment amount per notice shall be no more than two hundred percent (200%) of the average daily volume of the Common Stock for the ten consecutive trading days immediately prior to date of the applicable put notice. The purchase price per share to be paid by KVM will be calculated at a twenty-four and a half percent (24.5%) discount to the lowest trading price of the Common Stock reported by Bloomberg, L.P. during the ten (10) consecutive trading days immediately prior to KVM’s receipt of the put notice. The Open Period begins on the trading day after a registration statement is declared effective as to the Common Stock to be subject to the put, and ends thirty-six (36) months after such date, unless earlier terminated in accordance with the KVM Investment Agreement. The Company has reserved 30,000,000 shares of its Common Stock for issuance to KVM under the KVM Investment Agreement.

The Company intends to use the proceeds from the sale of the Common Stock under the KVM Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations.  In accordance with the KVM Investment Agreement, the Company filed a registration statement on Form S-1 with the SEC on July 16, 2013.

Results of Operations

We have not generated any revenue since our inception.  We do not anticipate earning revenues until we have begun to commercially produce minerals from the Concessions, the Tailings, or other mineral properties that we may own in the future.

Three months ended June 30, 2013 and 2012

For the periods below, we had the following expenses:

	For the Three months Ended June 30,
	2013	2012
General and administrative	$100,768	$63,852
Exploration	-	108,500
Management fees	303,699	279,999
Total operating expenses	$404,467	$452,351

For the three months ended June 30, 2013, we incurred general and administrative expenses totaling $100,768.  This was an increase of $36,916 compared to the second quarter of 2012.

For the three months ended June 30, 2012, we incurred general and administrative expenses totaling $63,852.  In 2012, our expenses consisted, primarily, of general and administrative expenses and office supplies of $35,764, legal fees of $17,258, accounting and auditing fees of $2,575, depreciation expense of $2,340 and rent expense of $1,297.

There we no exploration expenses for the three months ended June 30, 2013.

For the three months ended June 30, 2012, we incurred aggregate Exploration costs of $108,500 are costs of $3,500 related to the La Candelaria Project and costs of $90,000 related to the Tailings Project.  With respect to the La Candelaria Project, we paid a total of $3,500 under the Work Plan for La Candelaria.  With respect to the Tailings Project, the Company made payments of $90,000 to the Joint Venture, which includes approximately $40,000 for construction of the wash plant, $40,000 for equipment and trucks and $10,000 for repairs, fuel, taxes, insurance, office and management costs.

During the three months ended June 30, 2013, the Company paid management fees totaling $53,700 to our sole officer and director and recognized $249,999 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement.

Six months ended June 30, 2013 and 2012

For the periods below, we had the following expenses:

	For the Six months Ended June 30,
	2013	2012
General and administrative	$205,986	$215,916
Exploration	24,500	465,196
Management fees	583,698	559,998
Total operating expenses	$814,184	$1,241,110

For the six months ended June 30, 2013, we incurred operating expenses totaling $814,184.  This was a decrease of $426,926 compared to the six months ended June 30, 2012.  In 2013, our expenses consisted, primarily, of accounting and auditing fees of $87,271, legal and other professional fees of $98,608, depreciation expense of $4,680 and travel expenses of $15,427.

For the six months ended June 30, 2012, we incurred general and administrative expenses totaling $215,916.  In 2012, our expenses consisted, primarily, of professional fees of $59,095, accounting and auditing fees of $40,362, legal fees of $37,237, telephone expense of $5,301, travel of $2,229, depreciation expense of $2,340 and rent expense of $2,696.

Included in Exploration expenses of $24,500 for the six months ended June 30, 2013 are costs of $24,500 related to the Tailings and La Candelaria Projects.  With respect to the Tailings Project, the Company made a payment of $10,000 for services from a mining consultant.  For La Candelaria, the Company made a payment of $14,500 to Mining Capital Advisors for services.

For the six months ended June 30, 2012, we incurred aggregate Exploration costs of $465,196.  Costs related to the La Candelaria Project totaled $185,195 and funding of the Tailings Project totaled $250,000.  With respect to the La Candelaria Project, we paid a total of $60,195 under the Work Plan for La Candelaria, and made $125,000 in payments to Homero Gonzalez under the Option Agreement.  With respect to the Tailings Project, the Company made payments of $250,000 to the Joint Venture, which includes approximately $60,000 for construction of the wash plant, $122,500 for equipment and trucks and $67,500 for repairs, fuel, taxes, insurance, office and management costs.

During the six months ended June 30, 2013, the Company paid management fees totaling $83,700 to our sole officer and director and recognized $499,998 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement.

Liquidity and Capital Resources

The following is a summary of our balance sheets as of June 30, 2013 and December 31, 2012:
	June 30, 2013	December 31, 2012
Cash	$-	$-
Current Liabilities	290,301	320,053
Working Capital Deficit	(286,122)	(319,901)

Stockholders’ Equity (Deficit)	(73,149)	(102,248)

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

During the six months ended June 30, 2013, we received $375,000 from the sale of 10,810,000 shares of common stock under the Fairhills Investment Agreement, which we used to make certain payments relating to the Company’s Tailings Project, and for general operating expenses. Additionally, we received $42,500 in net proceeds from a loan from KVM (See Note 3 - Debt).

In June 2013, the Company entered into the KVM Investment Agreement with KVM whereby KVM agreed to purchase up to $5 million of the Company’s common stock over a period of up to 36 months.

In connection with the KVM Investment Agreement, the Company also entered into a Registration Rights Agreement with KVM pursuant to which the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the 30,000,000 shares of common stock underlying the KVM Investment Agreement. On July 16, 2013, the Company filed a registration statement on Form S-1 with the SEC.  The Company has agreed to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the transaction and to maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement.   The Company intends to use the proceeds from the sale of common stock under the KVM Investment Agreement to fund anticipated general operating expenses of approximately $1,000,000 to $2,000,000 per annum, to fund capital expenditures related to the Tailings property and the Candelaria project and for other purposes that the Board of Directors determines to be in the best interest of the Company.  In particular, the Company intends to commence construction as soon as possible on an on-site nitrogen leach processing plant at its Tailings property located in the state of Chihuahua, Mexico. The processing plant will enable the Company to maximize the silver and gold content per ton of shipment from the project's mine tailings. The Company currently expects to use the full $5,000,000 available under the KVM Investment Agreement in order to complete the processing plant and other projects that the Company requires in order to commence substantive revenue generating activities on the Tailings project.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Our mining activities are located and operated outside of the United States of America. Therefore, the Company is not required to provide information under this Item.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1
Investment Agreement Announcement between the Company and KVM Capital Partners LLC dated June 27, 2013. (Incorporated by reference to Exhibit 10.1 to Lone Star’s Current Report on Form 8-K filed on July 3, 2013).

10.2
Registration Rights Agreement between the Company and KVM Capital Partners LLC dated June 27, 2013. (Incorporated by reference to Exhibit 10.2 to Lone Star’s Current Report on Form 8-K filed on July 3, 2013).

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

LONE STAR GOLD, INC.

By:	/s/ Daniel M. Ferris
Name:	Daniel M. Ferris
Title:	President, Secretary and Treasurer

Date:	August 19, 2013