Form 10-Q
period 2013-09-30
Lone Star Gold, Inc.
filed 2013-11-19
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of November 19, 2013 was 103,275,067.

Table of Contents

		Page
Part I -	Financial Information
	Item 1. Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1
	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 and from November 26, 2007 (Date of Inception) to September 30, 2013 (unaudited)	2
	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and from November 26, 2007 (Date of Inception) to September 30, 2013 (unaudited)	3
	Notes to the Consolidated Financial Statements (unaudited)	4
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
	Item 4. Controls and Procedures	15

Part II -	Other Information
	Item 1. Legal Proceedings	16
	Item 1A. Risk Factors	16
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3. Defaults upon Senior Securities	16
	Item 4. Mine Safety Disclosures	16
	Item 5. Other Information	16
	Item 6. Exhibits	16
Signatures		17
Exhibit Index
Rule 13a-14(a) Certification
Section 1350 Certification

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	4,179	152
Total current assets	4,179	152
Property and equipment, net	31,333	38,353
Mining assets	179,300	179,300
Total assets	$214,812	$217,805

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$109,495	$90,372
Accrued liabilities	50,603	110,216
Note payable	45,778	50,000
Derivative liability	144,585	30,555
Due to related party	38,910	38,910
Total current liabilities	389,371	320,053
Total liabilities	389,371	320,053

Commitments
Shareholders’ deficit:
Common stock, 150,000,000 shares authorized, $0.001 par value; 100,804,663 and 89,994,663 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	100,805	89,995
Additional paid-in capital	4,637,369	3,497,642
Deficit accumulated during the exploration stage	(4,893,046)	(3,671,447)
Total Lone Star Gold, Inc. shareholders’ deficit	(154,872)	(83,810)
Noncontrolling interest in subsidiary	(19,687)	(18,438)
Total shareholders’ deficit	(174,559)	(102,248)
Total liabilities and shareholders’ deficit	$214,812	$217,805

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three months Ended September 30,		For the Nine months Ended September 30,		Accumulated from November 26, 2007 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013
Revenue	$–	$–	$–	$–	$–
Operating Expenses
General and administrative	60,489	94,221	266,475	310,137	1,238,168
Exploration costs	–	10,000	24,500	475,196	1,072,893
Management fees	279,999	279,999	863,697	839,997	2,540,147
Total Operating Expenses	(340,488)	(384,220)	(1,154,672)	(1,625,330)	(4,851,208)
Loss from operations	(340,488)	(384,220)	(1,154,672)	(1,625,330)	(4,851,208)

Other income (expense)
Interest (expense)	(124,960)	(252)	(92,266)	(274)	(92,540)
Interest income	–	–	–	–	9,839
Change in derivative liability	114,038	(1,732)	24,090	(1,732)	14,515
Gain on settlement of note receivable	–	–	–	–	5,161
Total other income (expense)	(10,922)	(1,984)	(68,176)	(2,006)	(63,025)
Loss before income taxes	(351,410)	(386,204)	(1,222,848)	(1,627,336)	(4,914,233)
Provision for income tax	–	–	–	–	–
Net Loss	(351,410)	(386,204)	(1,222,848)	(1,627,336)	(4,914,233)
Net income attributable to noncontrolling interest	416	416	1,249	1,757	21,187
Net loss attributable to Lone Star Gold, Inc.	$(350,994)	$(385,788)	$(1,221,599)	$(1,625,579)	$(4,893,046)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Common Shares Outstanding	100,804,663	89,335,171	98,688,399	89,733,887

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,		Accumulated from November 26, 2007 (Date of Inception)
	2013	2012	September 30, 2013
Operating Activities:
Net loss	$(1,222,848)	$(1,627,336)	$(4,914,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,020	7,020	17,844
Stock based compensation expense	749,997	749,997	2,349,967
Shares issued for exploration expenses	-	-	429,250
Amortization of debt discount	45,778	-	45,778
Change in derivative liability	(24,090)	1,732	(14,515)
Gain on redemption of common stock	-	-	(5,161)
Changes in operating assets and liabilities:
Prepaid expenses and other	31,093	2,087	30,941
Interest receivable	-	-	(9,839)
Accounts payable and accrued liabilities	(40,490)	75,774	160,098
Net Cash Used in Operating Activities	(453,540)	(790,726)	(1,909,870)

Investing Activities:
Note receivable extended to Related Party	-	-	(585,000)
Purchases of property and equipment	-	-	(49,177)
Purchases of mining assets	-	(75,000)	(100,000)
Net Cash Used in Investing Activities	-	(75,000)	(734,177)

Financing Activities:
Proceeds from advances – related party	-	-	56,484
Proceeds from sale of common stock	375,000	600,000	2,459,025
Proceeds from issuance of notes payable	103,000	50,000	153,000
Repayments of notes payable	(24,460)	-	(24,460)
Redemption of shares	-	(2)	(2)
Net Cash Provided by Financing Activities	453,540	649,998	2,644,047

Net change in cash	–	(215,728)	–
Cash - Beginning of Period	–	215,737	–
Cash - End of Period	$–	$9	$–

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non Cash transactions:
Exchange of notes receivable for redemption of common stock	$–	$–	$600,000
Shares issued for mining assets	$–	$79,300	$79,300
Forgiveness of advances - related party	$–	$–	$17,574
Derivative liability of price protection feature	$–	$20,980	$20,980
Issuance of non-controlling interest for subscription receivable	$–	$–	$1,500
Repayment of note payable and accrued interest by a shareholder	$25,540	$–	$25,540

(The Accompanying Notes are an Integral Part of These Financial Statements)

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

On January 26, 2012, the Company, acting through a  subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico (“Amiko Kay”), entered into a Joint Venture Agreement (the “JV Agreement”) with Miguel Angel Jaramillo Tapia (“Jaramillo”), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the “Tailings”), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. The JV Agreement provides Amiko Kay the right to receive 65% of the net revenues from the sale of any materials extracted from the Tailings. The Company is accounting for the activities under the JV Agreement as a collaborative arrangement as defined by ASC 808. As a result, acquisition costs related to the JV Agreement have been capitalized and all other expenditures by the Company related to the JV Agreement have been expensed as incurred as exploration costs. This is in accordance with the Company’s Mineral Property Cost Accounting Policy. For the nine months ended September 30, 2013, the Company has recognized $10,000 of costs associated with the collaborative arrangement, which are included in Exploration Costs.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and other investors, the ability of the Company to obtain any necessary financing to continue operations, and the attainment of profitable operations. As at September 30, 2013, the Company has accumulated losses of $4,893,046 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The unaudited financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, and for the period November 26, 2007 (inception) to September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the periods ended September 30, 2013 and 2012, and for the period November 26, 2007 (inception) to September 30, 2013.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013.

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

As of September 30, 2013, the Company’s two largest shareholders, Dan Ferris and John G. Rhoden, own 7,504,954 and 22,500,000 shares of Common Stock, representing 7.45% and 22.32%, respectively, of the issued and outstanding shares of Common Stock.

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
September 30, 2013
(unaudited)

In May 2013, the holder of a note payable, which was secured by 3,750,000 shares of the Company owned by Mr. Ferris, exercised his right to foreclose on the shares and accept them as repayment of the note and related interest, which had a total remaining balance of $25,540 at the time of notice.

3. Debt

Debt as of September 30, 2013 and December 31, 2012 consists of the following:

Description	September 30, 2013	December 31, 2012
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

Convertible note payable
In June 2013, the Company borrowed $50,000 from KVM Capital Partners LLC, the repayment of which is to be made on the following terms: (a) the unpaid principal amount accrues interest at the rate of eight percent (8%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on December 15, 2013, and (c) any portion of the unpaid principal and accrued but unpaid interest may be prepaid by the Company, without penalty. The proceeds of the loan will be used to make certain payments relating to the Company's mine tailings joint venture in Chihuahua, Mexico, and for general operating expenses.  The note is convertible into 4,761,905 shares of the Company’s common stock.  The Company recorded a discount related to the bifurcation of the derivative liability.  The conversion price shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).  "Market Price" means the average of the lowest three (3) Trading Price for the Common Stock during the tenth (10) trading day period ending the latest complete trading day prior to the conversion date.
	$50,000	$-
In August 2013, the Company borrowed $53,000 from Asher Enterprises, Inc., the repayment of which is to be made on the following terms: (a) the unpaid principal amount accrues interest at the rate of eight percent (8%) per annum, (b) the unpaid principal and all accrued but unpaid interest thereon will be due and payable on December 15, 2013, and (c) any portion of the unpaid principal and accrued but unpaid interest may be prepaid by the Company, without penalty.  The note is convertible into 15,500,000 shares of the Company’s common stock.   The Company recorded a discount related to the beneficial conversion feature of the loan.
	53,000	-
Less: Discount	(103,000)	-
Add: Amortization of discounts	45,778	-
Total convertible notes payable, net of discount	$45,778	$50,000

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(unaudited)

4. Equity

On April 30, 2012, the Company entered into an Investment Agreement (as amended, the “Fairhills Investment Agreement”) with Fairhills pursuant to which Fairhills agreed to purchase shares of Common Stock for an aggregate purchase price of up to $15,000,000.  Fairhills assigned their interest in the Fairhills Investment Agreement to Deer Valley Management, LLC ("Deer Valley") on November 12, 2012. During Q1 and Q2 of 2013, the Company exercised its right pursuant to the Fairhills Investment Agreement with Deer Valley, as successor-in-interest to Fairhills, to require Deer Valley to purchase additional shares of the Company’s Common Stock.  The total amount of these six puts is $360,000.  There was an additional put exercised in December 2012, the amount of which is $15,000 whose shares were not issued until 2013 as well.  The total of these six put shares issuances resulted in 10,810,000 shares being issued in 2013 for proceeds of $375,000.   On June 26, 2013, the Fairhills Investment Agreement was terminated.

On June 27, 2013 the Company entered into an Investment Agreement (the “KVM Investment Agreement”)  with KVM Capital Partners, LLC (“KVM”) whereby KVM agreed to purchase up to $5 million of the Company’s common stock over a period of up to 36 months.  In connection with the KVM Investment Agreement, the Company also entered into a Registration Rights Agreement with KVM pursuant to which the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the 30,000,000 shares of common stock underlying the KVM Investment Agreement. On October 15, 2013, the registration statement filed with the SEC by the Company on Form S-1, pursuant to the Registration Rights Agreement with KVM, was declared effective.

A summary of warrant activity for the nine months ended September 30, 2013 is presented below:

Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	Intrinsic
	Warrants	Price	life (years)	Value
Outstanding December 31, 2012	200,000	$1.20
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding September 30, 2013	200,000	$1.20	0.83	$59,467

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

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(unaudited)

On August 17, 2011, in connection with its investment in Metales and the exploration and development of the Concessions, the Company, American Gold Holdings, Ltd. (“American Gold”) and Gonzalez executed an Assignment Agreement (the “Assignment Agreement”) pursuant to which American Gold assigned all of its right and interest in and to a Letter of Intent between American Gold and Gonzalez, and an Option to Purchase Agreement between American Gold and Gonzalez dated January 11, 2011 (the “Option Agreement”) and Company assumed all of the duties and obligations of American Gold under the Letter of Intent and the Option Agreement. Pursuant to the Assignment Agreement, the Company, either alone or through Metales, is obligated to fund $150,000 per year of development costs for three years, for a total of $450,000.  The Company funded $14,500 and $60,195 during the work periods ending January 11, 2014 and 2013, respectively.    In addition, for the nine months ended September 30, 2013, the Company did not pay Gonzalez any additional funds, in accordance with its oral agreement with him reached in January 2013.

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

Employment Agreement

On July 12, 2011, the Company entered into an Employment Agreement with Dan M. Ferris regarding his position as President of the Company.  The Employment Agreement has an initial term of three years, and after the initial term will automatically renew for successive one-year periods until terminated in accordance with the Agreement (the “Term”).  Mr. Ferris will be paid a base salary of $120,000 per year during the Term.  Mr. Ferris will also be entitled to receive 3,000,000 shares of Common Stock, which will be issued in three equal increments of 1,000,000 shares over the first 3 years of the Term.  The shares of Common Stock will not be registered under the Securities Act, and will be subject to restrictions on transfer.  Therefore, Mr. Ferris will receive 1,000,000 shares of Common Stock on July 12 of each of the years 2012, 2013, and 2014.  The Employment Agreement may be terminated voluntarily by either party upon 30 days written notice, upon Mr. Ferris’ death or disability, by mutual agreement at the end of the Term, or at any time for “cause” by the Company.  If Mr. Ferris’ employment is terminated for “cause”, or if he voluntarily resigns, then he will not be entitled to receive any shares of Common Stock that have not been issued as of the date of resignation or termination.  If Mr. Ferris’ employment is terminated for any other reason, he will be entitled to receive the full 3,000,000 shares of Common Stock.  The Employment Agreement defines “cause” as the willful and continued failure by Ferris to perform his duties under the Employment Agreement, conviction of a felony, or engaging in conduct that is contrary to the best interests of the Company or adversely affects the Company’s reputation.  The fair market value of the stock grant on the date of the Employment Agreement was $3,000,000 based on the fair market value at the time of the agreement.  The Company recognized $249,999 and $749,997 in expense related to the stock grant during the three and nine month periods ended September 30, 2013, respectively.

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
September 30, 2013
(unaudited)

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

The Company may make an additional $250,000 available to the JV Agreement, if additional processing equipment is justified and required to maximize the liberation of precious metals in the Tailings material. As of September 30, 2013, none of the aforementioned funds have been paid.

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

Under the JV Agreement, the Company is obligated to fund $250,000 for the benefit of the operations under the JV Agreement before January 26, 2013, under the Work Commitment established for the Tailings Project. For the year ended December 31, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment.  For the three and nine months ended September 30, 2013, the Company made payments totaling $0 and $10,0000 towards the second year Work Commitment, respectively.

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(unaudited)

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

On June 27, 2013, the Company entered into a new Securities Purchase Agreement with KVM Capital Partners, LLC (the “KVM SPA”) with essentially the same terms as the Fairhills SPA.  Accordingly, the Company recorded a derivative liability related to the KVM SPA.  Accordingly, a derivative liability of $67,039 has been recorded as of the end of the quarter ending September 30, 2013. The conversion price shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%).  "Market Price" means the average of the lowes three (3) Trading Price for the Common Stock during the tenth (10) trading day period ending the latest complete trading day prior to the conversion date.

On August 9, 2013, the Company entered into a new Promissory Note Agreement with Asher Enterprise Inc. with similar conversion feature as KVM SPA.  Accordingly, the Company recorded a derivative liability related to the note.  Accordingly, a derivative liability of $77,546 has been recorded as of the end of the quarter ending September 30, 2013. The conversion price shall mean 55% multiplied by the Market Price (as defined herein) (representing a discount rate of 45%).  "Market Price" means the average of the lowest three (3) Trading Price for the Common Stock during the twenty (20) trading day period ending the latest complete trading day prior to the conversion date.

Lone Star Gold, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(unaudited)

7.    Subsequent events
In October 2013, the Company issued 1,000,000 shares to the CEO in accordance with his employment agreement.

In October 2013, the Company issued 898,976 shares to a vendor in payment for services rendered.

In October 2013, the Company issued a put notice under the KVM Investment Agreement in the amount of $10,000 for 571,428 shares of the Company’s common stock.

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

The Company is obligated to fund $250,000 for the benefit of the processing operation before January 26, 2013, under the work commitment established for the Tailings Project. For the year ended December 31, 2012, the Company made payments totaling $250,000 pursuant to the Work Commitment.  For the three month period ended September 30, 2013, the Company made no payments towards the second year Work Commitment.  See “Results of Operations” below.

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

The Company intends to use the proceeds from the sale of the Common Stock under the KVM Investment Agreement for general corporate and working capital purposes and acquisitions or assets, businesses or operations.  In accordance with the KVM Investment Agreement, the Company filed a registration statement on Form S-1 with the SEC on July 16, 2013.  The registration statement was declared effective on October 21, 2013 and the Company has submitted puts for a total of $10,000 through the date of this report.

Results of Operations

We have not generated any revenue since our inception.  We do not anticipate earning revenues until we have begun to commercially produce minerals from the Concessions, the Tailings, or other mineral properties that we may own in the future.

Three months ended September 30, 2013 and 2012

For the periods below, we had the following expenses:

	For the Three months Ended September 30,
	2013	2012
General and administrative	$60,489	$94,221
Exploration	–	10,000
Management fees	279,999	279,999
Total operating expenses	$340,488	$384,220

For the three months ended September 30, 2013, we incurred general and administrative expenses totaling $60,489.  This was a decrease of $33,732 compared to the third quarter of 2012 due to lack of operations in 2013.

For the three months ended September 30, 2012, we incurred general and administrative expenses totaling $94,221.  In 2012, our expenses consisted, primarily, of general and administrative expenses and office supplies of $35,764, legal fees of $17,258, accounting and auditing fees of $2,575, depreciation expense of $2,340 and rent expense of $1,297.

There we no exploration expenses for the three months ended September 30, 2013.

For the three months ended September 30, 2012, we incurred aggregate Exploration costs of $10,000 are costs related to the Tailings Project.  With respect to the La Candelaria Project, we paid a total of $3,500 under the Work Plan for La Candelaria.  With respect to the Tailings Project, the Company made payments of $90,000 to the Joint Venture, which includes approximately $40,000 for construction of the wash plant, $40,000 for equipment and trucks and $10,000 for repairs, fuel, taxes, insurance, office and management costs.

During the three months ended September 30, 2013, the Company paid management fees totaling $53,700 to our sole officer and director and recognized $249,999 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement.

Nine months ended September 30, 2013 and 2012

For the periods below, we had the following expenses:

	For the nine months ended September 30,
	2013	2012
General and administrative	$266,475	$310,137
Exploration	24,500	475,196
Management fees	863,697	839,997
Total operating expenses	$1,154,672	$1,625,330

For the nine months ended September 30, 2013, we incurred operating expenses totaling $1,154,672.  This was a decrease of $470,658 compared to the nine months ended September 30, 2012.  In 2013, our expenses consisted, primarily, of accounting and auditing fees of $97,705, legal and other professional fees of $98,608, depreciation expense of $7,020 and travel expenses of $15,427 due to lack of operations in 2013.

For the nine months ended September 30, 2012, we incurred general and administrative expenses totaling $310,137.  In 2012, our expenses consisted, primarily, of professional fees of $59,095, accounting and auditing fees of $40,362, legal fees of $37,237, telephone expense of $5,301, travel of $2,229, depreciation expense of $7,020 and rent expense of $2,696.

Included in Exploration expenses of $24,500 for the nine months ended September 30, 2013 are costs of $24,500 related to the Tailings and La Candelaria Projects.  With respect to the Tailings Project, the Company made a payment of $10,000 for services from a mining consultant.  For La Candelaria, the Company made a payment of $14,500 to Mining Capital Advisors for services.

For the nine months ended September 30, 2012, we incurred aggregate Exploration costs of $475,196.  Costs related to the La Candelaria Project totaled $185,195 and funding of the Tailings Project totaled $260,000.  With respect to the La Candelaria Project, we paid a total of $60,195 under the Work Plan for La Candelaria, and made $125,000 in payments to Homero Gonzalez under the Option Agreement.  With respect to the Tailings Project, the Company made payments of $260,000 to the Joint Venture, which includes approximately $60,000 for construction of the wash plant, $122,500 for equipment and trucks and $77,500 for repairs, fuel, taxes, insurance, office and management costs.

During the nine months ended September 30, 2013, the Company paid management fees totaling $83,700 to our sole officer and director and recognized $749,997 in expenses related to the stock grant under Mr. Ferris’ Employment Agreement.

Liquidity and Capital Resources

The following is a summary of our balance sheets as of September 30, 2013 and December 31, 2012:
	September 30, 2013	December 31, 2012
Cash	$-	$-
Current Liabilities	389,371	320,053
Working Capital Deficit	(385,192)	(319,901)

Stockholders’ Deficit	(174,559)	(102,248)

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

During the nine months ended September 30, 2013, we received $375,000 from the sale of 10,810,000 shares of common stock under the Fairhills Investment Agreement, which we used to make certain payments relating to the Company’s Tailings Project, and for general operating expenses. Additionally, we received $42,500 in net proceeds from a loan from KVM (See Note 3 - Debt).

In June 2013, the Company entered into the KVM Investment Agreement with KVM whereby KVM agreed to purchase up to $5 million of the Company’s common stock over a period of up to 36 months.

In connection with the KVM Investment Agreement, the Company also entered into a Registration Rights Agreement with KVM pursuant to which the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the 30,000,000 shares of common stock underlying the KVM Investment Agreement. On July 16, 2013, the Company filed a registration statement on Form S-1 with the SEC.  On October 15, 2013, the registration statement was declared effective by the SEC.  The Company has agreed to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the transaction and to maintain the effectiveness of such registration statement until termination of the KVM Investment Agreement.   The Company intends to use the proceeds from the sale of common stock under the KVM Investment Agreement to fund anticipated general operating expenses of approximately $1,000,000 to $2,000,000 per annum, to fund capital expenditures related to the Tailings property and the Candelaria project and for other purposes that the Board of Directors determines to be in the best interest of the Company.  In particular, the Company intends to commence construction as soon as possible on an on-site nitrogen leach processing plant at its Tailings property located in the state of Chihuahua, Mexico. The processing plant will enable the Company to maximize the silver and gold content per ton of shipment from the project's mine tailings. The Company currently expects to use the full $5,000,000 available under the KVM Investment Agreement in order to complete the processing plant and other projects that the Company requires in order to commence substantive revenue generating activities on the Tailings project.

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

LONE STAR GOLD, INC.

By:	/s/ Daniel M. Ferris
Name:	Daniel M. Ferris
Title:	President, Secretary and Treasurer

Date:	November 19, 2013