Form 10-K
period 2017-12-31
Lone Star Gold, Inc.
filed 2018-05-25
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54509

LONE STAR GOLD, INC.
(Name of Small Business Issuer in its charter)

Nevada	45-2578051
(State of incorporation)	(IRS Employer Identification No.)

20311 Chartwell Center Drive, Ste. 1469 Cornelius, NC 28031	28031
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (704) 790-9799

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2017, was approximately $0.

As of April 30, 2018 the Company had 143,361,963 outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Item 1. Business

Throughout this Annual Report on Form 10-K Lone Star Gold, Inc. is referred to as “we,” “our,” “us,” the “Company,” or “Lone Star.”

The Company was formed as a Nevada corporation on November 26, 2007 as Keyser Resources, Inc. On June 14, 2011, the Company changed its name to Lone Star Gold, Inc. The Company has been inactive since September 30, 2013. As of December 31, 2017 all of the Company’s projects regarding La Candelaria and Chihuahua, Mexico (the Tailings Project) were abandoned and all contracts incident to those projects expired and or were terminated.

The Company was involved in exploration and development of mining properties until September 30, 2013 when it discontinued operations. In June of 2017 the Company’s creditors filed a petition in the District Court of Harris County, Texas for the appointment of a receiver. In August of 2017, Angela Collette was appointed receiver pursuant to the petition. In connection with the receivership, Ms. Collette was appointed President, Secretary, Treasurer and Director of the Company. In February 2018 Ms. Collette appointed William Alessi as a director of the Company and then resigned as a director and officer of the Company.

Emerging Growth Company Status

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a “smaller reporting company,” which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Other Information

As of May 15, 2018, the Company did not have any employees.

The Company’s office is located at 20311 Chartwell Center Drive, Ste. 1469, Cornelius, NC 28031.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

See Item 1.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since June 20, 2011, shares of the Company’s common stock have been quoted on the Over-the-Counter Market under the symbol “LSTG”.

The following table summarizes the high and low historical closing prices of the Company’s common stock for the periods indicated.

Fiscal Year Ended December 31, 2016

First Quarter	0.004	0.002
Second Quarter	0.005	0.002
Third Quarter	0.008	0.003
Fourth Quarter	0.006	0.002

Fiscal Year Ended December 31, 2017

First Quarter	0.005	0.000
Second Quarter	0.004	0.002
Third Quarter	0.007	0.003
Fourth Quarter	0.005	0.002

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

The Company’s Articles of Incorporation authorize the Board of Directors to issue up to 30,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of, April 30, 2018 the Company had 143,361,963 outstanding shares of common stock which were owned by approximately 20 shareholders of record.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

During the two years ended December 31, 2017 and 2016, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the years ended December 31, 2017 and 2016. Following the close of the receivership, the Company had no liabilities.

The Company did not, as of December 31, 2017, have any significant capital requirements.

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

The Company does not know of any significant changes in expected sources and uses of cash.

The Company does not have any commitments or arrangements from any person to provide it with any equity capital.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See the financial statements attached to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the company’s Principal Executive and Financial Officers and implemented by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Principal Executive and Financial Officers evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017. Due to the following:

•	the lack of formal written documentation relating to the design of the Company’s controls.

•	the Company did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions due to the small size of our company.

•	the Company does not have sufficient personnel to provide adequate risk assessment functions.

Notwithstanding the above, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s officers and directors are listed below.

Name	Age	Position

William Alessi	46	Chief Executive, Financial and Accounting Officer and a Director

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

Mr. Alessi, age 46, has been the Managing Director of Hybrid Titan Management, LLC since September 11, 2000. He was formerly the interim CEO of RMD Entertainment Group, Inc. from April of 2017 through October of 2017, and was the interim CEO of Land Star, Inc. from April of 2017 to December of 2017.

The Company believes that its director is qualified to serve as a director due to his experience in the capital markets.

The Company does not have an independent director, as that term is defined in Section 803 of the NYSE Company Guide. The Company does not have a financial expert.

The Company has not adopted a code of ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions.

Management Changes.

•	In August 2017, Angela Collette was appointed receiver of the Company pursuant to a petition filed by the Company’s creditors in District Court, Harris County, Texas. In addition, in 2018 Ms. Collette was appointed President, Secretary, Treasurer and a director of the Company.

•	In February, 2018, William Alessi was appointed a director and the Company’s Chief Executive, Financial and Accounting Officer.

•	Following Mr. Alessi’s appointment as a director of the Company, Ms. Collette’s position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

•	Prior to the receivership, Mark Townsend was the Company’s sole officer and director. Mr. Townsend was removed February 2018.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2017.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Angela Collette	2018	$--	--	--	--	--	$--
President, Secretary and Treasurer

Mark Townsend	2018	$--	--	--	--	--	$--
Chief Executive Officer	2017	$--	--	--	--	--	$--
	2016	$--	--	--	--	--	$--

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. During the year ended December 31, 2017, the Company did not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2017, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

The following shows the amounts the Company expects to pay to its officer during the twelve months ending December 31, 2018 and the amount of time this person expects to devote to the Company.

Name	Projected Compensation	Percent of time to be devoted to the Company’s business

William Alessi	$--	10%

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of May 15, 2018, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

William Alessi	100,000	Nil
20311 Chartwell Center Drive
Suite 1469
Cornelius, NC 28031

All Officers and Directors as a group (1 persons)	100,000	Nil

Mr. Alessi also owns 30,000,000 shares of the Company’s Series A Preferred stock, which represents 100% of the outstanding shares of this class. Each share of Series A Preferred stock is entitled to 100 votes on any matter upon which the holder of common stock are entitled to vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2018 William Alessi, our sole director and Executive Officer was issued 100,000 shares of common stock and 30,000,000 shares of Series A preferred share. Each Series A preferred share is entitled to 100 votes on any matter upon which the holder of common stock are entitled to vote.

Item 14. Principal Accountant Fees and Services.

If a registrant is an inactive entity, as defined in Rule 3-11 of Regulation S-X of the Securities and Exchange Commission, the Company’s financial statements for the years ended December 31, 2017 and 2016 may be unaudited.

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation.
3.2	Bylaws
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers
101	Interactive data files pursuant to Rule 405 of Regulation S-T

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	-
Property and equipment, net	-	-
Mining assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	109,495	109,495
Accrued liabilities	55,507	54,507
Note payable	45,778	45,778
Derivative liability	289,740	120,414
Due to related party	38,910	38,910
Total liabilities	539,430	369,104

Stockholders' equity
Common stock	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908
Accumulated deficit	(6,061,913)	(5,891,587)
Non-controlling interest in subsidiary	(19,687)	(19,687)
Total stockholders' deficit	(539,430)	(369,104)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2017	December 31, 2016
Revenue	$-	$-
Operating Expenses	1,000	1,994
Loss from operations	(1,000)	(1,994)
Other income (expense)	-	-
Income (loss) from discontinued operation	(169,326)	45,637
Net Income (Loss)	(170,326)	43,643
Net Income (loss) attributable to noncontrolling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc	$(170,326)	$43,643

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended
	December 31, 2017	December 31, 2016
Operating Activities
Net income (loss)	$(170,326)	$43,643
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable and accrued liabilities	1,000	1,994
Net loss from discontinued operations	169,326	(45,637)
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Non Cash transactions:
Repayment of note payable and accrued interest by a shareholder	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Non-
	Common Stock		Paid	Accumulated	controlling
	Shares	Amount	in Capital	Deficit	Interests	Total

BALANCES, December 31, 2016	143,261,963	143,262	5,398,908	(5,891,587)	(19,687)	(369,104)
Net Loss	-	-	-	(170,326)	-	(170,326)
BALANCES, December 31, 2017	143,261,963	$143,262	$5,398,908	$(6,061,913)	$(19,687)	$(539,430)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND DISCONTINUANCE OF BUSIENSS

Lone Star Gold, Inc. (the “Company” or “Lone Star”), formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities.

Shortly after September 30, 2013, the Company ceased operation as it was in default of certain creditor obligations. In 2017, the Company was put into receivership to satisfy those outstanding creditor claims.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable directly or indirectly to the Company, and in represented in the consolidated balance sheets as a component of stockholders’ equity. Non-controlling interests in the results of operations of the Company are presented in the face of the statement of operations as an allocation of the total profit or loss between non-controlling interests and the shareholders of the Company.

(b) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

(c) Use of Estimates

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

(d) Net Loss Per Common Share

The Company computes net income or loss per share in accordance with ASC 260 Earnings per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

(e) Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards as realization cannot be determined to be more likely than not.

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2013 remain open to examination by U.S. federal and state tax jurisdictions.

(f) Discontinued operations

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we have no assets related to an operating business as December 31, 2017, 2016, 2015, 2014 or 2013.

NOTE 3 – GOING CONCERN

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

The Company’s financial statements have been prepared on the basis that the Company has ceased operations for the time being and is in the process of pursuing business opportunities for the Company to resume as a going concern.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $6,061,913 at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 – SUBSEQUENT EVENTS

None.

NOTE 5 – INTERIM PERIOD DISCLOSURES

The unaudited consolidated balance sheets for the interim periods in the year ended December 31, 2017, as presented below:

	September 30,	June 30,	March 31,
	2017	2017	2017
ASSETS
Current assets
Cash	$-	$-	$-
Prepaid expenses	-	-	-
Property and equipment, net	-	-	-
Mining assets	-	-	-
Total assets	-	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	109,495	109,495	109,495
Accrued liabilities	55,257	55,007	54,757
Note payable	45,778	45,778	45,778
Derivative liability	120,414	120,414	120,414
Due to related party	38,910	38,910	38,910
Total liabilities	369,854	369,604	369,354

	September 30,	June 30,	March 31,
	2017	2017	2017
Stockholders' equity
Common stock	143,262	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908	5,398,908
Accumulated deficit	(5,892,337)	(5,892,087)	(5,891,837)
Non-controlling interest in subsidiary	(19,687)	(19,687)	(19,687)
Total stockholders' deficit	(369,854)	(369,604)	(369,354)
Total liabilities and stockholders' deficit	$-	$-	$-

The unaudited balance sheets for the interim periods in the year ended December 31, 2016, as presented below:

	September 30,	June 30,	March 31,
	2016	2016	2016
ASSETS
Current assets
Cash	$-	$-	$-
Prepaid expenses	-	-	-
Property and equipment, net	-	-	-
Mining assets	-	-	-
Total assets	-	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	109,495	109,495	109,495
Accrued liabilities	54,009	53,510	53,012
Note payable	45,778	45,778	45,778
Derivative liability	166,051	166,051	166,051
Due to related party	38,910	38,910	38,910
Total liabilities	414,243	413,744	413,246

Stockholders' equity
Common stock	143,262	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908	5,398,908
Accumulated deficit	(5,936,726)	(5,936,227)	(5,935,729)
Non-controlling interest in subsidiary	(19,687)	(19,687)	(19,687)
Total stockholders' deficit	(414,243)	(413,744)	(413,246)
Total liabilities and stockholders' deficit	$-	$--	$-

Unaudited results of operations for the nine-month ended September 30, 2017 and 2016 are as follows:

	2017	2016

Revenue	$-	$-
Operation Expenses	750	1,496
Loss from operations	(750)	(1,496)
Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(750)	(1,496)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(750)	$(1,496)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

Unaudited results of operations for the three-month ended September 30, 2017 and 2016 are as follows:

	2017	2016
Revenue	$-	$-
Operation Expenses	250	499
Loss from operations	(250)	(499)
	-	-
Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(250)	(499)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(250)	$(499)
Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

Unaudited results of operations for the six-month ended June 30, 2017 and 2016 are as follows:

	2017	2016
Revenue	$-	$-
Operation Expenses	500	997
Loss from operations	(500)	(997)
Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(500)	(997)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(500)	$(997)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

Unaudited results of operations for the three-month ended June 30, 2017 and 2016 are as follows:

	2017	2016
Revenue	$-	$-
Operation Expenses	250	499
Loss from operations	(250)	(499)
	-	-
Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(250)	(499)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(250)	$(499)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

Unaudited results of operations for the three-month ended March 31, 2017 and 2016 are as follows:

	2017	2016
Revenue	$-	$-
Operation Expenses	250	499
Loss from operations	(250)	(499)

Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(250)	(499)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(250)	$(499)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

Unaudited cash flows for the nine-month ended September 30, 2017 and 2016 are as follows:

	2017	2016
Operating Activities
Net income (loss)	$(750)	$(1,496)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	750	1,496
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-
Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Unaudited cash flows for the six-month ended June 30, 2017 and 2016 are as follows:

	2017	2016
Operating Activities
Net income (loss)	$(500)	$(997)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	500	997
Net Cash Used in Operating Activities	-	-

F-10

	2017	2016
Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Unaudited cash flows for the three-month ended March 31, 2017 and 2016 are as follows:

	2017	2016
Operating Activities
Net income (loss)	$(250)	$(499)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	250	499
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-
Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: May 25, 2018	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Chief Executive, Financial and Accounting	May 25, 2018
William Alessi	Officer and a Director

11