Form 10-K
period 2016-12-31
Lone Star Gold, Inc.
filed 2018-05-31
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since June 20, 2011, shares of the Company’s common stock have been quoted on the Over-the-Counter Market under the symbol “LSTG”.

The following table summarizes the high and low historical closing prices of the Company’s common stock for the periods indicated.

Fiscal Year Ended December 31, 2015

	High	Low

First Quarter	0.008	0.003
Second Quarter	0.006	0.003
Third Quarter	0.005	0.003
Fourth Quarter	0.006	0.003

Fiscal Year Ended December 31, 2016

	High	Low

First Quarter	0.004	0.002
Second Quarter	0.005	0.002
Third Quarter	0.008	0.003
Fourth Quarter	0.006	0.002

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

During the two years ended December 31, 2016 and 2015, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the years ended December 31, 2016 and 2015. Following the close of the receivership, the Company had no liabilities.

The Company did not, as of December 31, 2016, have any significant capital requirements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company’s Principal Executive and Financial Officers evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016. Due to the following:

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

Management Changes.

•	In August 2017, Angela Collette was appointed receiver of the Company pursuant to a petition filed by the Company’s creditors in District Court, Harris County, Texas. In addition, in 2018 Ms. Collette was appointed President, Secretary, Treasurer and a director of the Company.

•	In February, 2018, William Alessi was appointed a director and the Company’s Chief Executive, Financial and Accounting Officer.

•	Following Mr. Alessi’s appointment as a director of the Company, Ms. Collette’s position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

•	Prior to the receivership, Mark Townsend was the Company’s sole officer and director. Mr. Townsend was removed in February 2018.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2016.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mark Townsend	2016	$--	--	--	--	--	$--
Chief Executive Officer	2015	$--	--	--	--	--	$--

______________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. During the year ended December 31, 2016, the Company did not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2016, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

The following shows the amounts the Company expects to pay to its officer during the twelve months ending December 31, 2018 and the amount of time this person expects to devote to the Company.

		Percent of time to be devoted
Name	Projected Compensation	to the Company’s business

William Alessi	$--	10%

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

Name and Address	Number of Shares	Percent of Class

William Alessi	100,000	Nil
20311 Chartwell Center Drive
Suite 1469
Cornelius, NC 28031

All Officers and Directors	100,000	Nil
as a group (1 persons)

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

Item 14. Principal Accountant Fees and Services.

If a registrant is an inactive entity, as defined in Rule 3-11 of Regulation S-X of the Securities and Exchange Commission, the Company’s financial statements for the years ended December 31, 2016 and 2015 may be unaudited.

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Bylaws. (1)
31.1	Certification by the Principal Executive Officer.
31.2	Certification by the Principal Financial Officer.
32.1	Certifications by the Principal Executive and Financial Officers.

____________

(1) Filed with the Company’s annual report on Form 10-K for the year ended December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LONE STAR GOLD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	-
Property and equipment, net	-	-
Mining assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	109,495	109,495
Accrued liabilities	54,507	52,513
Note payable	45,778	45,778
Derivative liability	120,414	166,051
Due to related party	38,910	38,910
Total liabilities	369,104	412,747

Stockholders' equity
Common stock	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908
Accumulated deficit	(5,891,587)	(5,935,230)
Non-controlling interest in subsidiary	(19,687)	(19,687)
Total stockholders' deficit	(369,104)	(412,747)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2016	December 31, 2015
Revenue	$-	$-
Operating Expenses	1,994	1,460
Loss from operations	(1,994)	(1,460)
Other income (expense)	-	-
Income (loss) from discontinued operation	45,637	(23,268)
Net Income (Loss)	43,643	(24,728)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$43,643	$(24,728)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended
	December 31, 2016	December 31, 2015
Operating Activities
Net income (loss)	$43,643	(24,728)
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable and accrued liabilities	1,994	1,460
Net loss from discontinued operations	(45,637)	23,268
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Non Cash transactions:
Repayment of note payable and accrued interest by a shareholder	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interests	Total

BALANCES, December 31, 2015	143,261,963	143,262	5,398,908	(5,935,230)	(19,687)	(412,747)
Net Income	-	-	-	43,643	-	43,643
BALANCES, December 31, 2016	143,261,963	143,262	5,398,908	(5,891,587)	(19,687)	(369,104)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Shortly after September 30, 2013, the Company ceased operation as it was in default of certain creditor obligations. The Company was put into receivership to satisfy outstanding judgment creditor claims.

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

(f) Discontinued operations

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we had no assets related to an operating business as December 31, 2017, 2016, 2015, 2014 or 2013.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $5,891,587 at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 –SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

NOTE 5 – INTERIM PERIOD DISCLOSURES

The unaudited balance sheets for the interim periods in the year ended December 31, 2016, as presented below:

	September 30,	June 30,	March 31,
	2016	2016	2016
ASSETS

Current assets
Cash	$-	$-	$-
Prepaid expenses	-	-	-
Property and equipment, net	-	-	-
Mining assets	-	-	-
Total assets	-	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	June 30,	March 31,
	2016	2016	2016
Current liabilities
Accounts payable	109,495	109,495	109,495
Accrued liabilities	54,009	53,510	53,012
Note payable	45,778	45,778	45,778
Derivative liability	166,051	166,051	166,051
Due to related party	38,910	38,910	38,910
Total liabilities	414,243	413,744	413,246

Stockholders' equity
Common stock	143,262	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908	5,398,908
Accumulated deficit	(5,936,726)	(5,936,227)	(5,935,729)
Non-controlling interest in subsidiary	(19,687)	(19,687)	(19,687)
Total stockholders' deficit	(414,243)	(413,744)	(413,246)
Total liabilities and stockholders' deficit	$-	$--	$-

The unaudited balance sheets for the interim periods in the year ended December 31, 2015, as presented below:

	September 30,	June 30,	March 31,
	2015	2015	2015
ASSETS

Current assets
Cash	$-	$-	$-
Prepaid expenses	-	-	-
Property and equipment, net	-	-	-
Mining assets	-	-	-
Total assets	-	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	109,495	109,495	109,495
Accrued liabilities	52,148	51,783	51,418
Note payable	45,778	45,778	45,778
Derivative liability	142,783	142,783	142,783
Due to related party	38,910	38,910	38,910
Total liabilities	389,114	388,749	388,384

Stockholders' equity
Common stock	149,684	149,684	149,684
Additional paid-in capital	5,392,486	5,392,486	5,392,486
Accumulated deficit	(5,911,597)	(5,911,232)	(5,910,867)
Non-controlling interest in subsidiary	(19,687)	(19,687)	(19,687)
Total stockholders' deficit	(389,114)	(388,749)	(388,384)
Total liabilities and stockholders' deficit	$-	$--	$-

Unaudited results of operations for the nine-month ended September 30, 2016 and 2015 are as follows:

	2016	2015

Revenue	$-	$-
Operation Expenses	1,496	1,095
Loss from operations	(1,496)	(1,095)

Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(1,496)	(1,095)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(1,496)	$(1,095)
Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	118,509,954

Unaudited results of operations for the three-month ended September 30, 2016 and 2015 are as follows:

	2016	2015

Revenue	$-	$-
Operation Expenses	499	365
Loss from operations	(499)	(365)
Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(250)	(499)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(250)	$(499)
Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

Unaudited results of operations for the six-month ended June 30, 2016 and 2015 are as follows:

	2016	2015

Revenue	$-	$-
Operation Expenses	997	730
Loss from operations	(997)	(730)
Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(997)	(730)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(997)	$(730)
Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	118,509,954

Unaudited results of operations for the three-month ended June 30, 2016 and 2015 are as follows:

	2016	2015
Revenue	$-	$-
Operation Expenses	499	365
Loss from operations	(499)	(365)
	-	-
Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(499)	(365)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(499)	$(365)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	118,509,954

Unaudited results of operations for the three-month ended March, 2016 and 2015 are as follows:

	2016	2015
Revenue	$-	$-
Operation Expenses	499	365
Loss from operations	(499)	(365)

Other income (expense)	-	-
Income (loss) from discontinued operation	-	-
Net Income (Loss)	(499)	(365)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$(499)	$(365)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	118,509,954

Unaudited cash flows for the nine-month ended September 30, 2016 and 2015 are as follows:

	2016	2015
Operating Activities
Net income (loss)	$(1,496)	$(1,095)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	1,496	1,095
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Unaudited cash flows for the six-month ended June 30, 2016 and 2015 are as follows:

	2016	2015
Operating Activities
Net income (loss)	$(997)	$(730)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	997	730
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Unaudited cash flows for the three-month ended March 31, 2016 and 2015 are as follows:

	2016	2015
Operating Activities
Net income (loss)	$(499)	$(365)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	499	365
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

F-13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: May 31, 2018	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Chief Executive, Financial and Accounting	May 31, 2018
William Alessi	Officer and a Director

11