Form 10-Q
period 2016-03-31
Lone Star Gold, Inc.
filed 2018-06-13
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive Suite 1469 Cornelius, NC 28031	(704) 790-9799
(Address of principal executive offices) (Zip code)	(Issuer's telephone number)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
(Do not check if a smaller reporting company)		Accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant's Common Stock outstanding as of April 30, 2018 was 143,361,963.

PART I

Pursuant to Rule 13a-13(c) of the Securities and Exchange Commission, the information required by Part I of this report is not filed.

2

PART II

Item 6. Exhibits.

31.1	Certification by the Principal Executive Officer

31.2	Certification by the Principal Financial Officer

32.1	Certifications by the Principal Executive and Financial Officers

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: June 12, 2018	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

4