Form 10-Q
period 2017-06-30
Lone Star Gold, Inc.
filed 2018-06-13
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive Suite 1469 Cornelius, NC 28031	(704)790-9799
(Address of principal executive offices) (Zip code)	(Issuer's telephone number)

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