Form 10-Q
period 2018-03-31
Lone Star Gold, Inc.
filed 2018-06-19
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive Suite 1469 Cornelius, North Carolina 28031	(704) 790-9799
(Address of principal executive offices) (Zip code)	(Issuer’s telephone number)

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2018 was 143,361,963.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$	$-
Prepaid expenses		-
Property and equipment, net		-
Mining assets		-
Total assets		-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	109,495	109,495
Accrued liabilities	55,507	55,507
Note payable	45,778	45,778
Derivative liability	289,740	289,740
Due to related party	38,910	38,910
Total liabilities	539,430	539,430

Stockholders’ equity
Common stock	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908
Accumulated deficit	(6,061,913)	(6,061,913)
Non-controlling interest in subsidiary	(19,687)	(19,687)
Total stockholders’ deficit	(539,430)	(539,430)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F-2

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$	$-
Operating Expenses		250
Loss from operations		(250)
Other income (expense)		-
Income (loss) from discontinued operation
Net Income (Loss)		(250)
Net Income (loss) attributable to noncontrolling interest		-
Net Income (loss) attributable to Lone Star Gold, Inc	$	$(250)

Loss per share - basic and diluted		(0.00)
Weighted average shares - basic and diluted	143,361,963	147,519,813

The accompanying notes are an integral part of these financial statements.

F-3

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended
	March 31, 2018	March 31, 2017
Operating Activities
Net income (loss)	$	$(250)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations		-
Accounts payable and accrued liabilities		250
Net Cash Used in Operating Activities		-

Investing Activities
Net Cash used in Investing Activities		-

Financing Activities
Proceeds from sale of common stock		-
Proceeds from issuance of notes payable		-
Repayments of notes payable		-
Net Cash Provided by Financing Activities		-

Net change in cash		-
Cash - Beginning of Period		-
Cash - End of Period	$	$-
Operating Activities
Net income (loss)	$	$(250)
Non-cash adjustments to reconcile net loss to net cash:

The accompanying notes are an integral part of these financial statements.

F-4

LONE STAR GOLD, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

F-5

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

(f) Discontinued operations

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we had no assets related to an operating business as of March 31, 2018

NOTE 3 – SUBSEQUENT EVENTS

None.

F-6

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended March 31, 2018 and the two years ended December 31, 2017 and 2016, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the years ended December 31, 2017 and 2016. Following the close of the receivership, the Company had no liabilities.

The Company did not, as of March 31, 2018, have any significant capital requirements.

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

2

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

3

Item 6. Exhibits.

31.1	Certification by the Principal Executive Officer

31.2	Certification by the Principal Financial Officer

32.1	Certifications by the Principal Executive and Financial Officers

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: June 19, 2018	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

5