Form 10-Q
period 2018-06-30
Lone Star Gold, Inc.
filed 2018-08-14
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

LONE STAR GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive
Suite 1469
Cornelius, North Carolina 28031	(704)790-9799
(Address of principal executive offices) (Zip code)	Issuer's telephone number

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of the registrant's Common Stock outstanding as of August 13, 2018 was 143,361,963.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LONE STAR GOLD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	-
Property and equipment, net	-	-
Mining assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	109,495	109,495
Accrued liabilities	55,507	55,507
Note payable	45,778	45,778
Derivative liability	289,740	289,740
Due to related party	38,910	38,910
Total liabilities	539,430	539,430

Stockholders' equity
Common stock	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908
Accumulated deficit	(6,061,913)	(6,061,913)
Non-controlling interest in subsidiary	(19,687)	(19,687)
Total stockholders' deficit	(539,430)	(539,430)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	June 30, 2018	June 30, 2017

Revenue	$-	$-
Operating Expenses	-	250
Loss from operations	-	(250)
Other income (expense)	-	-
Income (loss) from discontinued operation
Net Income (Loss)	-	(250)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$-	$(250)

Loss per share - basic and diluted	-	(0.00)
Weighted average shares - basic and diluted	143,361,963	147,519,813

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended
	June 30, 2018	June 30, 2017

Operating Activities
Net income (loss)	$-	$(250)
Non-cash adjustments to reconcile net loss to net cash:	-
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	-	250
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash		-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-
Operating Activities
Net income (loss)	$-	$(250)
Non-cash adjustments to reconcile net loss to net cash:	-	-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND DISCONTINUANCE OF BUSIENSS

Lone Star Gold, Inc. (the "Company" or "Lone Star"), formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007.  The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915  Development Stage Entities.

Shortly after September 30, 2013, the Company ceased operation as it was in default of certain creditor obligations. In 2017, the Company was put into receivership to satisfy those outstanding creditor claims.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable directly or indirectly to the Company, and in represented in the consolidated balance sheets as a component of stockholders' equity.  Non-controlling interests in the results of operations of the Company are presented in the face of the statement of operations as an allocation of the total profit or loss between non-controlling interests and the shareholders of the Company.

(b)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company's consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2013 remain open to examination by U.S. federal and state tax jurisdictions.

(f)	Discontinued operations

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we had no assets related to an operating business as of June 30, 2018

NOTE 3 – SUBSEQUENT EVENTS

None.

PART I

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended June 30, 2018 and the two years ended December 31, 2017 and 2016, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the years ended December 31, 2017 and 2016. Following the close of the receivership, the Company had no liabilities.

The Company did not, as of June 30, 2018, have any significant capital requirements.

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

Not applicable..

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

LONE STAR GOLD, INC.

Dated August 13, 2018	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

3