Form 10-Q/A
period 2018-06-30
Lone Star Gold, Inc.
filed 2018-08-15
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment #1
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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated June 30, 2018, only furnishes the XBRL presentation not filed with the 10Q, submitted on August 14, 2018. No other changes, revisions, or updates were made to the amended filing.

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

LONE STAR GOLD, INC.

Dated August 15 , 2018	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

3