Form 10-Q
period 2014-06-30
Lone Star Gold, Inc.
filed 2018-09-18
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Revenue	$--	$-
Operating Expenses	--	250
Loss from operations	--	(250)
Other income (expense)	--	-
Income (loss) from discontinued operation
Net Income (Loss)		(250)
Net Income (loss) attributable to non-controlling interest	--	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$--	$(250)

Loss per share - basic and diluted	--	(0.00)
Weighted average shares - basic and diluted	143,361,963	147,519,813

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended
	June 30, 2014	June 30, 2013

Net income (loss)	$--	$(250)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	--	--
Accounts payable and accrued liabilities	--	250
Net Cash Used in Operating Activities	--	-

Investing Activities
Net Cash used in Investing Activities	--	--

Financing Activities
Proceeds from sale of common stock	--	--
Proceeds from issuance of notes payable	--	--
Repayments of notes payable	--	--
Net Cash Provided by Financing Activities	--	--

Net change in cash		-
Cash - Beginning of Period	--	-
Cash - End of Period	$--	$-
Operating Activities
Net income (loss)	$--	$(250)
Non-cash adjustments to reconcile net loss to net cash:	--	--

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2014

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

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we had no assets related to an operating business as of June 30, 2014.

NOTE 3 – SUBSEQUENT EVENTS

None.

PART I

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended June 30, 2014, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the quarter ended June 30, 2014. Following the close of the receivership, the Company had no liabilities.

The Company did not, as of June 30, 2014, have any significant capital requirements.

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