Form 10-Q
period 2014-09-30
Lone Star Gold, Inc.
filed 2018-09-18
CIK 1464865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LONE STAR GOLD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013

ASSETS

Current assets
Cash	$	$-
Prepaid expenses		-
Property and equipment, net		-
Mining assets		-
Total assets		-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	109,495	109,495
Accrued liabilities	55,507	55,507
Note payable	45,778	45,778
Derivative liability	289,740	289,740
Due to related party	38,910	38,910
Total liabilities	539,430	539,430

Stockholders' equity
Common stock	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908
Accumulated deficit	(6,061,913)	(6,061,913)
Non-controlling interest in subsidiary	(19,687)	(19,687)
Total stockholders' deficit	(539,430)	(539,430)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Revenue	$--	$-
Operating Expenses	--	250
Loss from operations	--	(250)
Other income (expense)	--	-
Income (loss) from discontinued operation
Net Income (Loss)		(250)
Net Income (loss) attributable to non-controlling interest	--	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$--	$(250)

Loss per share - basic and diluted	--	(0.00)
Weighted average shares - basic and diluted	143,361,963	147,519,813

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended
	September 30, 2014	September 30, 2013

Operating Activities
Net income (loss)	$--	$(250)
Non-cash adjustments to reconcile net loss to net cash:
Net income from discontinued operations	--	--
Accounts payable and accrued liabilities	--	250
Net Cash Used in Operating Activities	--	-

Investing Activities
Net Cash used in Investing Activities	--	--

Financing Activities
Proceeds from sale of common stock	--	--
Proceeds from issuance of notes payable	--	--
Repayments of notes payable	--	--
Net Cash Provided by Financing Activities	--	--

Net change in cash		-
Cash - Beginning of Period	--	-
Cash - End of Period	$--	$-
Operating Activities
Net income (loss)	$--	$(250)
Non-cash adjustments to reconcile net loss to net cash:	--	--

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2014

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

None.

PART I

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended September 30, 2014, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the quarter ended September 30, 2014. Following the close of the receivership, the Company had no liabilities.

The Company did not, as of September 30, 2014, have any significant capital requirements.

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