Form 10-Q/A
period 2014-03-31
Lone Star Gold, Inc.
filed 2018-09-21
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark one)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

         20311 Chartwell Center Drive

   Suite 1469

        Cornelius, North Carolina 28031

                 (704)790-9799

(Address of principal executive offices) (Zip code)

         Issuer's telephone number

                             N/A

(Former name, former address, and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [  ]         No   [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [ ]         No   [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer

[  ]

Non-accelerated filer

[  ]

(Do not check if a smaller reporting company)

Accelerated filer

[  ]

Smaller reporting company

[x[

Emerging growth company

[x]

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

1

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	F-2

Consolidated Statements of Operations for the quarters ended March 31, 2014 and 2013	F-3

Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013	F-4

Notes to Consolidated Financial Statements	F-5

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2014	2013
ASSETS

Current assets
Cash	$		$-
Prepaid expenses			-
Property and equipment, net			- -
Mining assets			-
Total assets			-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable		109,495	109,495
Accrued liabilities		55,507	55,507
Note payable		45,778	45,778
Derivative liability		166,051	166,051
Due to related party		38,910	38,910
Total liabilities		412,747	412,747

Stockholders' equity
Common stock		143,262	143,262
Additional paid-in capital		5,398,908	5,398,908
Accumulated deficit		(5,935,230)	(5,935,230)
Non-controlling interest in subsidiary		(19,687)	(19,687)
Total stockholders' deficit		(412,747))	(412,747)
Total liabilities and stockholders' deficit		$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Three Months Ended
		March 31, 2014	March 31, 2013
Revenue	$		$-
Operating Expenses			250
Loss from operations			(250)
Other income (expense)			-
Income (loss) from discontinued operation
Net Income (Loss)			(250)
Net Income (loss) attributable to non-controlling interest			-
Net Income (loss) attributable to Lone Star Gold, Inc.	$		$(250)

Loss per share - basic and diluted			(0.00)
Weighted average shares - basic and diluted		143,361,963	143,361,963

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

(b)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31st

(c)

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

Dated September 21, 2018

By: /s/ William Alessi

    William Alessi

    Chief Executive, Financial and Accounting Officer

Lone Star 10-Q March 2014 9-7-18

EXHIBIT 31

CERTIFICATIONS

I, William Alessi, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Lone Star Gold, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

September 21, 2018

/s/ William Alessi

 William Alessi, Principal Executive Officer

CERTIFICATIONS

I, William Alessi, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Lone Star Gold, Inc..

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

September 21, 2018

/s/ William Alessi

 William Alessi, Principal Financial Officer

EXHIBIT 32

In connection with the Quarterly Report of Lone Star Gold, Inc. (the "Company") on Form 10-Q/A for the quarter ending March 31, 2014 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

September 21, 2018

/s/ William Alessi

William Alessi, Principal Executive and Financial Officer

Lone Star 10-Q March 2014 9-7-18