Form 10-Q/A
period 2014-09-30
Lone Star Gold, Inc.
filed 2018-09-21
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark one)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

1

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	F-2

Consolidated Statements of Operations for the quarters ended September 30, 2014 and 2013	F-3

Consolidated Statements of Cash Flows for the quarters ended September 30, 2014 and 2013	F-4

Notes to Consolidated Financial Statements	F-5

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2014	2013
ASSETS

Current assets
Cash	$		$-
Prepaid expenses			-
Property and equipment, net			- -
Mining assets			-
Total assets			-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable		109,495	109,495
Accrued liabilities		55,507	55,507
Note payable		45,778	45,778
Derivative liability		166,051	166,051
Due to related party		38,910	38,910
Total liabilities		412,747	412,747

Stockholders' equity
Common stock		143,262	143,262
Additional paid-in capital		5,398,908	5,398,908
Accumulated deficit		(5,935,230))	(5,935,230)
Non-controlling interest in subsidiary		(19,687)	(19,687)
Total stockholders' deficit		(412,747)	(412,747)
Total liabilities and stockholders' deficit		$-	$-

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

September 21, 2018

/s/ William Alessi

 William Alessi, Principal Financial Officer

EXHIBIT 32

In connection with the Quarterly Report of Lone Star Gold, Inc. (the "Company") on Form 10-Q/A for the quarter ending September 30, 2014 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

September 21, 2018

/s/ William Alessi

William Alessi, Principal Executive and Financial Officer