Form 10-K
period 2014-12-31
Lone Star Gold, Inc.
filed 2018-09-21
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

[  ]

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

 Yes [ ]   No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes [ ]   No [x]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ]     No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [x]

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[ ]

Non-accelerated filer

[ ]

(Do not check if a smaller reporting company)

Accelerated filer

[ ]

Smaller reporting company

[x]

Emerging growth company

[x]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [x]  No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2018, was approximately $0.

As of September 1, 2018 the Company had 143,361,963 outstanding shares of common stock.

Documents incorporated by reference:

 None

2

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

1

Item 1.  Business

Throughout this Annual Report on Form 10-K Lone Star Gold, Inc. is referred to as “we,” “our,” “us,” the “Company,” or “Lone Star.”

The Company was formed as a Nevada corporation on November 26, 2007 as Keyser Resources, Inc.  On June 14, 2011, the Company changed its name to Lone Star Gold, Inc.  The Company has been inactive since September 30, 2013.  As of December 31, 2014 all of the Company’s projects regarding La Candelaria and Chihuahua, Mexico (the Tailings Project) were abandoned and all contracts incident to those projects expired and or were terminated.

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

2

The following table summarizes the high and low historical closing prices of the Company’s common stock for the periods indicated:

Fiscal Year Ended December 31, 2013

High

Low

First Quarter

0.158

0.032

Second Quarter

0.059

0.031

Third Quarter

0.035

0.021

Fourth Quarter

0.023

0.012

Fiscal Year Ended December 31, 2014

High

Low

First Quarter

0.033

0.008

Second Quarter

0.015

0.006

Third Quarter

0.035

0.006

Fourth Quarter

0.023

0.004

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

As of, September 1, 2018 the Company had 143,361,963 outstanding shares of common stock which were owned by approximately 20 shareholders of record.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company has been inactive during the year ended December 31, 2014.  As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the year ended December 31, 2014.  Following the close of the receivership, the Company had no liabilities.

The Company did not, as of December 31, 2014, have any significant capital requirements.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company’s Principal Executive and Financial Officers evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.  Due to the following:

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

•

Prior to the receivership, Mark Townsend was the Company’s sole officer and director.  Mr. Townsend was removed in February 2018.

Item 11.  Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2014.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mark Townsend

2014

$   --

--

--

--

--

$   --

Chief Executive Officer

2013

$   --

--

--

--

--

$   --

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

Compensation of Directors.  During the year ended December 31, 2014, the Company did not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation.  During the year ended December 31, 2014, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

The following shows the amounts the Company expects to pay to its officer during the twelve months ending December 31, 2018 and the amount of time this person expects to devote to the Company.

 Projected

Percent of time to be devoted

Name

Compensation

   to the Company’s business

William Alessi

$      --

10%

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of __________, 2018, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

In February 2018 William Alessi, our sole director and Executive Officer was issued 100,000 shares of common stock and 30,000,000 shares of Series A preferred share.  Each Series A preferred share is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

3

Item 14.

Principal Accountant Fees and Services.

If a registrant is an inactive entity, as defined in Rule 3-11 of Regulation S-X of the Securities and Exchange Commission, the Company’s financial statements for the years ended December 31, 2014 and 2013 may be unaudited.

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

4

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2014 and 2013

F-2

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

F-4

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013

F-5

Notes to Consolidated Financial Statements

F-6

LONE STAR GOLD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	-
Property and equipment, net	-	-
Mining assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	109,495	109,495
Accrued liabilities	54,507	52,513
Note payable	45,778	45,778
Derivative liability	120,414	166,051
Due to related party	38,910	38,910
Total liabilities	369,104	412,747

Stockholders' equity
Common stock	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908
Accumulated deficit	(5,891,587)	(5,935,230)
Non-controlling interest in subsidiary	(19,687)	(19,687)
Total stockholders' deficit	(369,104)	(412,747)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2014	December 31, 2013
Revenue	$-	$-
Operating Expenses	1,994	1,460
Loss from operations	(1,994)	(1,460)
Other income (expense)	-	-
Income (loss) from discontinued operation	45,637	(23,268)
Net Income (Loss)	43,643	(24,728)
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$43,643	$(24,728)

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	147,519,813	147,519,813

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Year Ended

	December 31, 2014	December 31, 2013
Operating Activities
Net income (loss)	$43,643	(24,728)
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable and accrued liabilities	1,994	1,460
Net loss from discontinued operations	(45,637)	23,268
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Non Cash transactions:
Repayment of note payable and accrued interest by a shareholder	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT \

			Additional
	Common Stock		Paid In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interests	Total

BALANCES, December 31, 2013	143,261,963	143,262	5,398,908	(5,935,230)	(19,687)	(412,747)
Net Income	-	-	-	43,643	-	43,643
BALANCES, December 31, 2014	143,261,963	143,262	5,398,908	(5,891,587)	(19,687)	(369,104)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

(f)

Discontinued operations

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we had no assets related to an operating business as December 31, 2014 or 2013.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $5,891,587 at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 –SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: September 20, 2018	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi

Chief Executive, Financial and Accounting

September 20, 2018

William Alessi

Officer and a Director

Exhibit 31.1

CERTIFICATIONS

I, William Alessi, certify that:

1. I have reviewed this annual report on Form 10-K of Lone Star Gold, Inc.;

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

September 20, 2018

 /s/ William Alessi

 William Alessi, Principal Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, William Alessi, certify that:

1. I have reviewed this annual report on Form 10-K of Lone Star Gold, Inc..

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

September 17, 2018

/s/ William Alessi

 William Alessi, Principal Financial Officer

Exhibit 32.1

In connection with the Annual Report of Lone Star Gold, Inc. (the "Company") on Form 10-K for the year ending December 31, 2014 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

September 20, 2018

/s/ William Alessi

 William Alessi, Principal Executive and Financial Officer