Form 10-Q/A
period 2015-03-31
Lone Star Gold, Inc.
filed 2018-09-21
CIK 1464865

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

1

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	F-2

Consolidated Statements of Operations for the quarters ended March 31, 2015 and 2014	F-3

Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014	F-4

Notes to Consolidated Financial Statements	F-5

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2015	2014
ASSETS

Current assets
Cash	$		$-
Prepaid expenses			-
Property and equipment, net			- -
Mining assets			-
Total assets			-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable		109,495	109,495
Accrued liabilities		54,507	54,507
Note payable		45,778	45,778
Derivative liability		120,414	120,414
Due to related party		38,910	38,910
Total liabilities		369,104	369,104

Stockholders' equity
Common stock		143,262	143,262
Additional paid-in capital		5,398,908	5,398,908
Accumulated deficit		(5,891,587)	(5,891,587)
Non-controlling interest in subsidiary		(19,687)	(19,687)
Total stockholders' deficit		(369,104)	(369,104)
Total liabilities and stockholders' deficit		$-	$-

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

Lone Star 10-Q March 2015 9-10-18

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

September 21, 2018

/s/ William Alessi

 William Alessi, Principal Financial Officer

EXHIBIT 32

In connection with the Quarterly Report of Lone Star Gold, Inc. (the "Company") on Form 10-Q/A for the quarter ending March 31, 2015 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

September 21, 2018

/s/ William Alessi

William Alessi, Principal Executive and Financial Officer

Lone Star 10-Q March 2015 9-10-18