Form 10-Q
period 2015-09-30
Lone Star Gold, Inc.
filed 2018-09-21
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

1

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	F-2

Consolidated Statements of Operations for the quarters ended September 30, 2015 and 2014	F-3

Consolidated Statements of Cash Flows for the quarters ended September 30, 2015 and 2014	F-4

Notes to Consolidated Financial Statements	F-5

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2015	2014
ASSETS

Current assets
Cash	$		$-
Prepaid expenses			-
Property and equipment, net			- -
Mining assets			-
Total assets			-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable		109,495	109,495
Accrued liabilities		55,507	55,507
Note payable		45,778	45,778
Derivative liability		120,414	120,414
Due to related party		38,910	38,910
Total liabilities		369,104	369,104

Stockholders' equity
Common stock		143,262	143,262
Additional paid-in capital		5,398,908	5,398,908
Accumulated deficit		(5,891,587)	(5,891,587)
Non-controlling interest in subsidiary		(19,687)	(19,687)
Total stockholders' deficit		(369,104)	(369,104)
Total liabilities and stockholders' deficit		$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Revenue	$--	$-
Operating Expenses	--	250
Loss from operations	--	(250)
Other income (expense)	--	-
Income (loss) from discontinued operation
Net Income (Loss)		(250)
Net Income (loss) attributable to non-controlling interest	--	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$--	$(250)

Loss per share - basic and diluted	--	(0.00)
Weighted average shares - basic and diluted	143,361,963	143,361,963

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Nine Months Ended

September 30, 2015

September 30, 2014

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

September 30, 2015

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

(f)

Discontinued operations

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we had no assets related to an operating business as of September 30, 2015.

NOTE 3 – SUBSEQUENT EVENTS

None.

PART I

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended September 30, 2015 and the year ended December 31, 2014, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the quarter ended September 30, 2015 and the year ended December 31, 2014. Following the close of the receivership, the Company had no liabilities.

The Company did not, as of September 30, 2015, have any significant capital requirements.

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

September 20, 2018

/s/ William Alessi

 William Alessi, Principal Financial Officer

EXHIBIT 32

In connection with the Quarterly Report of Lone Star Gold, Inc. (the "Company") on Form 10-Q for the quarter ending September 30, 2015 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

September 20, 2018

/s/ William Alessi

William Alessi, Principal Executive and Financial Officer