Form 10-K
period 2015-12-31
Lone Star Gold, Inc.
filed 2018-09-25
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

 Yes [  ]   No [x]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [  ]     No [x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]    No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [  ]

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Non-accelerated filer

[  ]

(Do not check if a smaller reporting company)

Accelerated filer

[  ]

Smaller reporting company

[x]

Emerging growth company

[x]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [x ]  No [  ]

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

2

Fiscal Year Ended December 31, 2014

High

Low

First Quarter

0.033

0.008

Second Quarter

0.015

0.006

Third Quarter

0.035

0.006

Fourth Quarter

0.023

0.004

Fiscal Year Ended December 31, 2015

High

Low

First Quarter

0.007

0.003

Second Quarter

0.006

0.003

Third Quarter

0.005

0.002

Fourth Quarter

0.006

0.003

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

During the two years ended December 31, 2015 and 2014, the Company was inactive.  As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the years ended December 31, 2015 and 2014.  Following the close of the receivership, the Company had no liabilities.

The Company did not, as of December 31, 2015, have any significant capital requirements.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.  Due to the following:

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

•

Prior to the receivership, Mark Townsend was the Company’s sole officer and director.  Mr. Townsend was removed in February 2018.

Item 11.  Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2015.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mark Townsend

2015

$   --

--  --    --    --    $   --

Chief Executive Officer

2014

$   --

--  --    --    --    $   --

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

Compensation of Directors.  During the year ended December 31, 2015, the Company did not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation.  During the year ended December 31, 2015, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

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

Item 14.

Principal Accountant Fees and Services.

If a registrant is an inactive entity, as defined in Rule 3-11 of Regulation S-X of the Securities and Exchange Commission, the Company’s financial statements for the years ended December 31, 2015 and 2014 may be unaudited.

3

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

(1)

Filed with the Company’s annual report on Form 10-K for the year ended December 31, 2015.

4

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2015 and 2014

F-2

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

F-4

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015 and 2014

F-5

Notes to Consolidated Financial Statements

F-6

LONE STAR GOLD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	-
Property and equipment, net	-	-
Mining assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	109,495	109,495
Accrued liabilities	54,507	54,507
Note payable	45,778	45,778
Derivative liability	120,414	120,414
Due to related party	38,910	38,910
Total liabilities	369,104	369,104

Stockholders' equity
Common stock	143,262	143,262
Additional paid-in capital	5,398,908	5,398,908
Accumulated deficit	(5,891,587)	(5,891,587)
Non-controlling interest in subsidiary	(19,687)	(19,687)
Total stockholders' deficit	(369,104)	(369,104)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2015	December 31, 2014
Revenue	$-	$-
Operating Expenses	-	1,994
Loss from operations	-	(1,994)
Other income (expense)	-	-
Income (loss) from discontinued operation	-	45,637
Net Income (Loss)	-	43,643
Net Income (loss) attributable to non-controlling interest	-	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$-	$43,643

Loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	143,261,963	143,261,963

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Year Ended

	December 31, 2015	December 31, 2014
Operating Activities
Net income (loss)	$-	43,643
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable and accrued liabilities	-	1,994
Net loss from discontinued operations	-	(45,637)
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Non Cash transactions:
Repayment of note payable and accrued interest by a shareholder	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT \

			Additional
	Common Stock		Paid In	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interests	Total

BALANCES, December 31, 2014	143,261,963	143,262	5,398,908	(5,891,587)	(19,687)	(369,104)
Net Income	-	-	-	-	-	-
BALANCES, December 31, 2015	143,261,963	143,262	5,398,908	(5,891,587)	(19,687)	(369,104)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $5,891,587 at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 –SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

September 20, 2018

William Alessi

Officer and a Director

Lone Star 10-K Dec 2015  9-13-18

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

September 20, 2018

/s/ William Alessi

 William Alessi, Principal Financial Officer

EXHIBIT 32

In connection with the Annual Report of Lone Star Gold, Inc. (the "Company") on Form 10-K for the year ending December 31, 2015 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

September 20, 2018

/s/ William Alessi

 William Alessi, Principal Executive and Financial Officer