Form 10-Q
period 2018-09-30
Lone Star Gold, Inc.
filed 2018-10-22
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant's Common Stock outstanding as of October 16, 2018 was 143,361,963.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	F-2

Consolidated Statements of Operations for the quarters ended September 30, 2018 and 2017	F-3

Consolidated Statements of Cash Flows for the quarters ended September 30, 2018 and 2017	F-4

Notes to Consolidated Financial Statements	F-5

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		September 30,	December 31,
		2018	2017
ASSETS

Current assets
Cash	$		$-
Prepaid expenses			-
Property and equipment, net			- -
Mining assets			-
Total assets			-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable		-	109,495
Accrued liabilities		-	55,507
Note payable		45,778	45,778
Derivative liability		289,740	289,740
Due to related party		38,910	38,910
Total liabilities		374,428	539,430

Stockholders' equity
Common stock		143,262	143,262
Additional paid-in capital		5,398,908	5,398,908
Accumulated deficit		(5,896,911)	(6,061,913)
Non-controlling interest in subsidiary		(19,687)	(19,687)
Total stockholders' deficit		(374,428)	(539,430)
Total liabilities and stockholders' deficit		$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue	$--	$-
Operating Expenses	--	750
Loss from operations	--	(750)
Other income (expense)	--	-
Income (loss) from discontinued operation	165,002
Net Income (Loss)		(750)
Net Income (loss) attributable to non-controlling interest	--	-
Net Income (loss) attributable to Lone Star Gold, Inc.	$165,002	$(750)

Income(Loss) per share - basic and diluted	$0.001	(0.00)
Weighted average shares - basic and diluted	143,361,963	143,361,963

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

For the Nine Months Ended
	September 30, 2018	September 30, 2017

Operating Activities
Net income (loss)	$-	$(750)
Non-cash adjustments to reconcile net loss to net cash:	-
Net income from discontinued operations	-	-
Accounts payable and accrued liabilities	-	750
Net Cash Used in Operating Activities	-	-

Investing Activities
Net Cash used in Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from issuance of notes payable	-	-
Repayments of notes payable	-	-
Net Cash Provided by Financing Activities	-	-

Net change in cash		-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31. All intercompany transactions have been eliminated.  In the view of management these interim financial statements contain all of the necessary adjustments and estimates to make them not misleading.

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

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact, we had no assets related to an operating business as of September 30, 2018

 NOTE 3 – GOING CONCERN

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $5,896,911 at September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 – SUBSEQUENT EVENTS

The Company filed a disclosure on Form 8-K on July 23, 2018 with the SEC, disclosing that it had filed articles of amendment to affect a 100:1 reverse split.  An application with FINRA has been filed, and the Company is awaiting approval to affect the reverse split.

The Company filed a disclosure on Form 8-K on October 9, 2018 with the SEC. The Company has determined that the direction it wishes to take is to pursue operations in the Cannabidiol ("CBD") business. CBD oil is the most popular cannabinoid for preventing and/or treating a variety of health conditions.  Cannabinoids are a natural chemical constituent of cannabis and hemp.

     To that end, the Company plans to:

     o    employ seasoned executives to manage the operations of the Company;

     o    change its name and symbol to better  reflect its new  business  plan;

          and

     o    make acquisitions of CBD businesses and related CBD services.

PART I

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ended September 30, 2018 and the two years ended December 31, 2017 and 2016, the Company was inactive. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the years ended December 31, 2017 and 2016 and for the nine months ended September 30, 2018. Following the close of the receivership, the Company had no liabilities other than long term debt as indicated on the balance sheets.

The Company did not, as of September 30, 2018, have any significant capital requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2018, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and  reported, within the  time  periods specified in  the  Commission’s rule  and  forms; and  (ii)  accumulated and  communicated to  our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve the Company.

Item 1A.    Risk Factors.

Not applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

31.1	Certification by the Principal Executive Officer

31.2	Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive and Financial Officers

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated:  October 22, 2018

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

October 22, 2018

/s/ William Alessi

 William Alessi, Principal Executive Officer

CERTIFICATION

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

October 22, 2018

/s/ William Alessi

 William Alessi, Principal Financial Officer

EXHIBIT 32

CERTIFICATION

In connection with the Quarterly Report of Lone Star Gold, Inc. (the "Company") on Form 10-Q for the quarter ending September 30, 2018 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

October 22, 2018

/s/ William Alessi

William Alessi, Principal Executive and Financial Officer