Form 10-K
period 2013-12-31
Lone Star Gold, Inc.
filed 2018-12-07
CIK 1464865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2013

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 000-54509

                              LONE STAR GOLD, INC.
                        (Name of Small Business Issuer in its charter)

             Nevada                                  45-2578051
      ----------------------               -----------------------------
     (State of incorporation)             (IRS Employer Identification No.)


 20311 Chartwell Center Drive, Ste. 1469
            Cornelius, NC                                     28031
----------------------------------------          ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]                    Non-accelerated filer       [ ]
 (Do not check if a smaller reporting company)  Smaller reporting company   [x]
 Accelerated filer       [ ]                    Emerging growth company     [x]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [x] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company on November 30, 2018, was approximately $0.

As of November 30, 2018 the Company had 143,261,963 outstanding shares of common stock.

Documents incorporated by reference:       None

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and
Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "hopes," "estimates," "should," "may," "will," "with a view to" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Item 1.  Business

     Throughout this Annual Report on Form 10-K Lone Star Gold, Inc. is referred to as "we," "our," "us," the "Company," or "Lone Star."

     The Company was formed as a Nevada corporation on November 26, 2007 as Keyser Resources, Inc. On June 14, 2011, the Company changed its name to Lone Star Gold, Inc. The Company has been inactive since September 30, 2013. As of December 31, 2013 all of the Company's projects regarding La Candelaria and Chihuahua, Mexico (the Tailings Project) were abandoned and all contracts incident to those projects expired and or were terminated.

     The Company was involved in exploration and development of mining properties until September 30, 2013 when it discontinued operations. In June of 2017, the Company's creditors filed a petition in the District Court of Harris County, Texas for the appointment of a receiver. In August of 2017, Angela Collette was appointed receiver pursuant to the petition. In connection with the receivership, Ms. Collette was appointed President, Secretary, Treasurer and Director of the Company. In February 2018 Ms. Collette appointed William Alessi as a director of the Company and then resigned as a director and officer of the Company.

     On November  28, 2018 the Company  entered into an agreement to acquire all
of  the  issued  and  outstanding  shares  of  Infinity,   Inc.  for  60,000,000
(post-split) shares of the Company's common stock.

     The acquisition of Infinity is contingent upon a number of conditions, including:

     o FINRA's approval of a 100-for-1 reverse split of the Company's common stock, and

     o the Company's acquisition of Good Hemp Living, Inc. for 9,154,615 (post-split) shares of the Company's common stock.

     Infinity is focused on the acquisition and management of vertically integrated companies in the regulated recreational and medical-use cannabis industry.

     Infinity currently operates under a City of San Diego Business Tax Certificate that allows processing and packaging of medical marijuana until 12/31/2019. This allows Infinity to operate under Prop215 until a Conditional Use Permit ("CUP") is granted. Infinity is in Cycle 8 of 10 cycles with the City of San Diego CUP process under San Diego Ordinance O-20858 which allows Infinity to operate a marijuana manufacturing-processing, packaging and distribution facility in accordance with San Diego Municipal Code section 141.1004.

     Infinity also markets a line of disposable vape pens, CBD lotions, CBD/THC pain salves, and CBD teas.

     For the nine month period ended September 30, 2018 Infinity had revenues of $4,531,775 and net income of $17,112.

     Good Hemp Living, Inc. is a company involved in developing a line of hemp based consumer goods. Good Hemp Living, Inc. is controlled by Mark Spoone, William Alessi and Chris Chumas. For the nine month period ended September 30, 2018 Good Hemp Living did not have any revenues.

Emerging Growth Company Status

     We are an "emerging growth company" as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

     As an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

     o not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a "smaller reporting company," which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

     o reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

     o exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

     In addition, Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in
Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an "emerging growth company" can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an "emerging growth company" or
(ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Other Information

     The Company's office is located at 20311 Chartwell Center Drive, Ste. 1469, Cornelius, NC 28031 which is the office of the sole officer and director.

Item 1A.      Risk Factors.

     Not applicable for a smaller reporting company.

Item 1B.      Unresolved Staff Comments.

     Not applicable.

Item 2.     Properties.

     See Item 1.

Item 3.     Legal Proceedings.

     None.

Item 4.     Mine Safety Disclosures

     None.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Since June 20, 2011, shares of the Company's common stock have been quoted on the Over-the-Counter Market under the symbol "LSTG".

     The following table summarizes the high and low historical closing prices of the Company's common stock for the periods indicated:

Fiscal Year Ended December 31, 2012

                         High        Low

      First Quarter     $0.70       $0.23
      Second Quarter    $0.24       $0.13
      Third Quarter     $0.19       $0.09
      Fourth Quarter    $0.09       $0.03

Fiscal Year Ended December 31, 2013

                         High        Low

      First Quarter     $0.158      $0.032
      Second Quarter    $0.059      $0.031
      Third Quarter     $0.035      $0.021
      Fourth Quarter    $0.023      $0.012

     Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

     The Company's Articles of Incorporation authorize the Board of Directors to issue up to 30,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

     As of, November 30, 2018, the Company had 143,261,963 outstanding shares of common stock which were owned by approximately 20 shareholders of record.

Item 6. Selected Financial Data

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The Company has been inactive after September 30, 2013. As a result of its inactivity, the Company generated no revenue. Following the close of the receivership, the Company had liabilities as disclosed on its Balance Sheet as at December 31, 2013.

     The Company did not, as of November 30, 2018, have any significant capital requirements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.  Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the company's Principal Executive and Financial Officers and implemented by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's Principal Executive and Financial Officers evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013. Due to the following:

     o the lack of formal written documentation relating to the design of the Company's controls.

     o the Company did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions due to the small size of our company.

     o the Company does not have sufficient personnel to provide adequate risk assessment functions.

     Notwithstanding the above, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

      None.

Item 10.  Directors, Executive Officers and Corporate Governance.

     The Company's officers and directors are listed below.

         Name               Age     Position
         -----              ---     --------

         William Alessi      47     Chief  Executive,  Financial and  Accounting
                                    Officer and a Director

         Mark Spoone         52     Director

     Directors are generally elected at an annual shareholders' meeting and hold office until the next annual shareholders' meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board's discretion.

     Mr. Alessi has been the Managing Director of Hybrid Titan Management, LLC since September 11, 2000. He was formerly the interim CEO of RMD Entertainment Group, Inc. from April of 2017 through October of 2017, and was the interim CEO of Land Star, Inc. from April of 2017 to December of 2017.

     Mr. Spoone was the founder of Cannalife USA, Ltd and since 2013 has been its Chief Executive Officer. Cannalife is one of the first companies to develop and market beverages using byproducts of hemp as an essential ingredient. Mr. Spoone is one of the founders of the National Hemp Associations.

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

Management Changes.

     o In August 2017, Angela Collette was appointed receiver of the Company pursuant to a petition filed by the Company's creditors in District Court, Harris County, Texas. In addition, in 2018 Ms. Collette was appointed President, Secretary, Treasurer and a director of the Company.

     o In February, 2018, William Alessi was appointed a director and the Company's Chief Executive, Financial and Accounting Officer.

     o Following Mr. Alessi's appointment as a director of the Company, Ms. Collette's position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

     o Prior to the receivership, Mark Townsend was the Company's sole officer and director. Mr. Townsend was removed in February 2018.

     o The Company appointed Mark Spoone to be a director on December 3, 2018.

Item 11.  Executive Compensation.

     The following table summarizes the compensation earned by the Company's principal executive officers during the two years ended December 31, 2013.

                                   Bonus           Stock   Optio   Other Annual
Name and                 Fiscal   Salary    Bonus  Awards  Awards  Compensation  Total
Principal Position        Year      (1)      (2)     (3)    (4)         (5)       ($)
---------------------------------------------------------------------------------------

Mark Townsend             2013     $   --      --       --     --        --   $       --
Chief Executive Officer

Daniel Ferris             2013     $   --      --       --     --        --   $       --
Chief Executive Officer   2012   $120,000         $999,996     --        --   $1,119,996


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

     Compensation of Directors. During the year ended December 31, 2013, the Company did not compensate its directors for acting as such.

     Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2013, none of the Company's officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company's directors.

     The following shows the amounts the Company expects to pay to its officer during the twelve months ending December 31, 2019 and the amount of time this person expects to devote to the Company.

                            Projected           Percent of time to be devoted
      Name                 Compensation            to the Company's business
      ----                 ------------         -----------------------------
      William Alessi       $      --                        10%

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following  table lists, as of November 30, 2018, the  shareholdings  of
(i) each person owning beneficially 5% or more of the Company's outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

      Name and Address                Number of Shares         Percent of Class
      ----------------                ----------------         ----------------

      William Alessi                       100,000                    Nil
      20311 Chartwell Center Drive
      Suite 1469
      Cornelius, NC 28031

      Mark Spoone                               --                     --
      4833 Front St., B-405
      Castle Rock, CO  80104

      All Officers and Directors           100,000                    Nil
      as a group (two persons)

     Mr. Alessi also owns 30,000,000 shares of the Company's Series A Preferred stock, which represents 100% of the outstanding shares of this class. Each share of Series A Preferred stock is entitled to 100 votes on any matter upon which the holders of common stock are entitled to vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     In February 2018 William Alessi, our sole director and Executive Officer was issued 100,000 shares of common stock and 30,000,000 shares of Series A preferred share. Each Series A preferred share is entitled to 100 votes on any matter upon which the holders of common stock is entitled to vote.

Item 14.   Principal Accountant Fees and Services.

     The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended December 31, 2012:

                                                             Fiscal
Fee Category                                                  2012
                                                             --------

Audit fees                                                   $ 69,355
Tax fees                                                            -
Other fees                                                          -
                                                             --------
Total fees                                                   $ 69,355
                                                             ========

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services.

The Company's financial statements for the year ended December 31, 2013, as filed with the Company's December 31, 2014 10-K report, were unaudited and are incorporated in this 10-K report by reference..

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

(1) Filed with the Company's annual report on Form 10-K for the year ended December 31, 2017.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets as of December 31, 2013 and 2012               F-2

Consolidated Statements of Operations for the years ended
 December 31, 2013 and 2012                                                F-3

Consolidated Statements of Cash Flows for the years ended
 December 31, 2013 and 2012                                                F-4

Consolidated Statements of Stockholders' Deficit for the
 years ended December 31, 2013 and 2012                                    F-5

Notes to Consolidated Financial Statements                                 F-6

                           LBB & ASSOCIATES LTD., LLP
                        10260 Westheimer Road, Suite 310
                                Houston, TX 77042
                    Phone: (713) 800-4343 Fax: (713) 456-2408

                  Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Lone Star Gold, Inc.
(An Exploration Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Lone Star Gold, Inc. (the "Company") as of December 31, 2012, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders' deficit and cash flows for the period from November 26, 2007 (inception) to December 31, 2009, which totals reflected a deficit of $107,017 accumulated during the exploration stage. Those financial statements and cumulative totals were audited by other auditors whose report dated April 12, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company's ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Gold, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 12, 2013

                              LONE STAR GOLD, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                               ---------------------------
                                                  2013           2012
                                               ------------  -------------
ASSETS                                         (Unaudited)

Current assets
Cash                                          $          -   $          -
Prepaid expenses                                         -            152
Property and equipment, net                              -         38,353
Mining assets                                            -        179,300
                                                ----------     ----------
Total assets                                             -        217,805
                                                ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                   109,495         90,372
Accrued liabilities                                 52,513        110,216
Note payable                                        45,778         50,000
Derivative liability                               166,051         30,555
Due to related party                                38,910         38,910
                                                ----------     ----------
Total liabilities                                  369,104        320,053

Stockholders' equity
Common stock                                       143,262         89,995
Additional paid-in capital                       5,398,908      3,497,642
Accumulated deficit                             (5,935,230)    (3,671,447)
Non-controlling interest in subsidiary             (19,687)       (18,438)
                                                ----------    -----------
Total stockholders' deficit                       (369,104)      (102,248)
                                                ----------    -----------
Total liabilities and stockholders' deficit   $          -   $    217,805
                                                ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                              LONE STAR GOLD, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Year Ended
                                              -------------------------------
                                                  December 31,  December 31,
                                                      2013         2012
                                                 ------------  -------------
                                                  (Unaudited)

  Revenue                                      $          -    $          -
                                                 ----------    ------------
  Operating Expenses                                 (1,460)     (1,965,638)
                                                 ----------    ------------
  Loss from operations                               (1,460)     (1,965,638)
                                                 ----------    ------------
  Other income (expense)                           (135,496)         (9,849)
                                                 ----------    ------------
  Income (loss) from discontinued operation      (2,128,076)              -
  Net Income (Loss)                              (2,265,032)     (1,975,487
  Net   Income   (loss)   attributable   to
  non-controlling interest                           (1,249)          1,757
                                                 ----------    ------------
  Net Income  (loss)  attributable  to Lone
  Star Gold, Inc.                               $(2,263,783)   $ (1,973,730)
                                                ===========    ============

  Loss per share - basic and diluted            $     (0.02)   $      (0.02)
                                                ===========    ============
  Weighted   average  shares  -  basic  and     143,261,963      89,799,438
  diluted


   The accompanying notes are an integral part of these financial statements.

                              LONE STAR GOLD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                      2013               2012
                                                   (Unaudited)
Operating Activities

Net loss                                           $(2,265,032)     $(1,975,487)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense                                                      7,972
Stock issued for services                             1,954,533         999,996
Change in derivative liability changes in
  operating assets and liabilities                      135,496           9,575

Prepaid expenses                                            152           2,086
Accounts payable and accrued liabilities                (38,580)        165,123
                                                    -----------      ----------
Cash used in Operating Activities                      (213,431)       (790,735)
                                                    -----------      ----------

Investing Activities
Property and equipment                                   38,353               -
Mining assets                                           179,300         (75,000)
                                                    -----------      ----------
Cash provided by(used in) Investing Activities          217,653         (75,000)
                                                    -----------      ----------

Financing Activities
Proceeds from sale of common stock                            -         600,000
Notes payable                                            (4,222)         50,000
Redemption of shares                                          -             (2)
                                                    -----------      ----------
Cash provided by(used in) Financing
Activities                                               (4,222)        649,998
                                                    -----------      ----------

Net change in cash                                            -        (215,737)

Cash - Beginning of year                                      -         215,737
                                                    -----------      ----------
Cash - End of year                                  $         -      $        -
                                                    ===========      ==========
Supplementary Disclosure
Shares issued for mining assets                     $         -      $   79,300
                                                    ===========      ==========


    The accompanying notes are an integral part of these financial statements

                              LONE STAR GOLD, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER' DEFICIT
                FOR THE YEAR ENDED DECEMBER 31, 2013 (UNAUDITED)

                                             Additional                    Non-
                         Common Stock         Paid-In    Accumulated   Controlling
                      Shares      Amount      Capital      Deficit       Interests    Total
                      ------      -----      ---------   -----------   -----------    -----
Balance - January
1, 2013             89,994,663   $ 89,995    $3,497,64  $(3,671,447)    $(18,438) $  (102,248)

Stock issued for
services            53,267,300     53,267    1,901,266                              1,954,533

Net loss                                                 (2,263,783)      (1,249)  (2,265,032)
                    ----------   --------   ----------  -----------     --------   ----------
Balance - December
31, 2013           143,261,963    143,262   $5,398,908  $(5,935,230)    $(19,687)   $(412,747)
                   ===========   ========   ==========  ===========     ========    =========

    The accompanying notes are an integral part of these financial statements

                              LONE STAR GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2013

NOTE 1 - NATURE OF OPERATIONS AND DISCONTINUANCE OF BUSIENSS

Lone Star Gold, Inc. (the "Company" or "Lone Star"), formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 Development Stage Entities.

On January 26, 2012, the Company, acting through a subsidiary, Amiko Kay, S. de R.L. de C.V., a company organized under the laws of Mexico ("Amiko Kay"), entered into a Joint Venture Agreement (the "JV Agreement") with Miguel Angel Jaramillo Tapia ("Jaramillo"), a resident of Mexico. Under the JV Agreement, Amiko Kay and Jaramillo agreed to process mine tailings located in the city of Hidalgo Del Parral in the state of Chihuahua, Mexico (the "Tailings"), and, after processing, to use, market and sell any minerals extracted from the Tailings. The Company owns 99% of the issued and outstanding membership interests of Amiko Kay. The JV Agreement provides Amiko Kay the right to receive 65% of the net revenues from the sale of any materials extracted from the Tailings. The Company is accounting for the activities under the JV Agreement as a collaborative arrangement as defined by ASC 808. As a result, acquisition costs related to the JV Agreement have been capitalized and all other expenditures by the Company related to the JV Agreement have been expensed as incurred as exploration costs. This is in accordance with the Company's Mineral Property Cost Accounting Policy.

Shortly after September 30, 2013, the Company ceased operation as it was in default of certain creditor obligations. The Company was put into receivership to satisfy outstanding judgment creditor claims.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - GOING CONCERN

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, "Presentation of Financial Statements--Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

The Company's financial statements have been prepared on the basis that the Company has ceased operations for the time being and is in the process of pursuing business opportunities for the Company to resume as a going concern.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $5,935,230 at December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 -SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LONE STAR GOLD, INC.


Dated: December 7, 2018                   By:  /s/ William Alessi
                                               --------------------------------
                                               William Alessi
                                               Chief Executive, Financial and
                                               Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                         Date
---------                               -----                         ----

/s/ William Alessi              Chief  Executive, Financial    December 7, 2018
--------------------              and Accounting Officer
William Alessi                        and a Director


/s/ Mark Spoone                      Director                  December 7, 2018
-----------------
Mark Spoone