Form 10-K/A
period 2013-12-31
Lone Star Gold, Inc.
filed 2019-02-20
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                                                                                                                                                                                                                                         FORM 10-K/A

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54509

LONE STAR GOLD, INC.

 (Name of Small Business Issuer in its charter)

             Nevada                                45-2578051

           (State of Incorporation)  (IRS Employer Identification No.)

20311 Chartwell Centre Drive, Ste 1469, Cornelius, NC                28031

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

 Yes ☐   No [x]

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

The aggregate market value of the voting stock held by non-affiliates of the Company on February 5, 2019, was approximately $0.

As of February 5, 2019 the Company had 143,361,963 outstanding shares of common stock.

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

3

Item 1.  Business

Throughout this Annual Report on Form 10-K Lone Star Gold, Inc. is referred to as “we,” “our,” “us,” the “Company,” or “Lone Star.”

The Company was formed as a Nevada corporation on November 26, 2007 as Keyser Resources, Inc.  On June 14, 2011, the Company changed its name to Lone Star Gold, Inc.  The Company has been inactive since September 30, 2013.  As of December 31, 2013 all of the Company’s projects regarding La Candelaria and Chihuahua, Mexico (the Tailings Project) were abandoned and all contracts incident to those projects expired and or were terminated.

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

Item 1A.

Risk Factors.

Not applicable for smaller reporting company.

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

Fiscal Year Ended December 31, 2012

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

As of, February 5, 2019 the Company had 143,361,963 with a par value of $0.001, outstanding shares of common stock which were owned by approximately 20 shareholders of record.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company has been inactive after September 30, 2013.  As a result of its inactivity, the Company generated no revenue.  Following the close of the receivership, the Company had liabilities as disclosed on the Balance Sheet as at December 31, 2013.

The Company did not, as of December 31, 2013, have any significant capital requirements.

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

Notwithstanding the above, a control system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

47

Chief Executive, Financial and Accounting Officer and a Director

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

 Mr. Alessi, age 47, has been the Managing Director of Hybrid Titan Management, LLC since September 11, 2000. He was formerly the interim CEO of RMD Entertainment Group, Inc. from April of 2017 through October of 2017, and was the interim CEO of Land Star, Inc. from April of 2017 to December of 2017.

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

Item 11.  Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2013.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mark Townsend          2013

$   --

--

--

--

--

$   --

Chief Executive Officer    2014

$   --

--

--

--

--

$   --

Mr. Ferris               2013

$   --

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

Compensation Committee Interlocks and Insider Participation.  During the year ended December 31, 2013, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

The following shows the amounts the Company expects to pay to its officer during the twelve months ending December 31, 2018 and the amount of time this person expects to devote to the Company.

 Projected

Percent of time to be devoted

Name

Compensation

   to the Company’s business

William Alessi

$      --

10%

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of February 5, 2019, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

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

Item 14.

Principal Accountant Fees and Services.

We paid no accounting fees to LBB nor Thayer O’Neal during the years ended December 31, 2013 or 2012

.

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

Reports of Independent registered Accounting Firms                F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012 F-2

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 F-4

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012 F-5

Notes to Consolidated Financial Statements F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Lone Star Gold, Inc.

Cornelius, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lone Star Gold, Inc. ("the Company") as of December 31, 2013, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended and the related notes (collectively referred to as the consolidated financial statements). These consolidated financial statements are the responsibility of the Company’s management.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud . The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The 2013 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

February 14, 2019

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Lone Star Gold, Inc.

(An Exploration Stage Company)

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Lone Star Gold, Inc. (the “Company”) as of December 31, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star Gold, Inc. as of December 31, 2012, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing raise substantial doubt about its ability to continue as a going concern. The 2012 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 12, 2013

LONE STAR GOLD, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	-	152
Property and equipment, net	-	38,353
Mining assets, net of impairment of $179,300 in 2013	-	179,300
Total assets	-	217,805

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	110,421	90,372
Accrued liabilities	54,627	110,216
Convertible notes payable	73,555	50,000
Derivative liability	147,659	30,555
Due to related party	38,910	38,910
Total liabilities	425,172	320,053

Stockholders' equity
Common stock, par value $.001, authorized 150,000,000	109,684	89,995
Additional paid-in capital	4,907,162	3,497,642
Accumulated deficit	(5,442,018)	(3,689,885)
Total stockholders' deficit	(425,172)	(102,248)
Total liabilities and stockholders' deficit	$-	$217,805
The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2013	2012

Loss from discontinued operations	$ (1,701,446)	$ (1,965,638)

Other expense - financing costs	(49,021)	(9,849)

Net loss attributable to Lone Star Gold, Inc.	$ (1,750,467)	$ (1,975,487)

Loss per share - basic and diluted	$ (0.02)	$ (0.02)

Weighted average shares - basic and diluted	100,444,760	89,799,438

The accompanying notes are an integral part of these financial statements.

F-16

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Operating Activities
Net loss	$(1,750,467)	$(1,975,487)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment and depreciation	217,653	7,972
Stock issued for expenses	916,603	999,996
Change in derivative liability	159,136	9,575
Changes in operating assets and liabilities
Prepaid expenses	152	2,086
Accounts payable and accrued liabilities	(40,140)	165,123
Cash used in Operating Activities	(497,063)	(790,735)

Investing Activities
Property and equipment	-	-
Mining assets	-	(75,000)
Cash provided by (used in) Investing Activities	-	(75,000)

Financing Activities
Proceeds from sale of common stock	419,063	600,000
Notes payable - net	78,000	50,000
Redemption of shares	-	(2)
Cash provided by (used in) Financing Activities	497,063	649,998

Net change in cash	-	(215,737)

Cash - Beginning of year	-	215,737

Cash - End of year	$ -	$ -
Supplementary Disclosure
Shares issued for mining assets	$ -	$ 79,300

Debt discount on convertible notes

  $       53,000   $       -

Conversion of notes payable and accrued interest to common stock

  $       25,540   $       -

Debt paid for with common stock

  $       14,943   $       -

The accompanying notes are an integral part of these financial statements

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 & 2012
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2012	116,791,068	$ 116,791	$1,812,532	$ (1,714,398)	$ 214,925
Issuance of common stock for cash	1,903,595	1,904	598,096	-	600,000
Stock based compensation	1,000,000	1,000	998,996	-	999,996
Shares issued for exploration costs	300,000	300	79,000	-	79,300
Derivative liability of price protection feature	-		(20,980)	-	(20,980)
Cancellation of shares	(30,000,000)	(30,000)	29,998	-	(2)
Net loss for the period	-	-	-	(1,975,487)	(1,975,487)
Balance - January 1, 2013	89,994,663	89,995	3,497,642	(3,689,885)	(102,248)
Issuance of common stock for cash	16,309,999	16,310	402,753	-	419,063
Shares issued for services	3,378,976	3,379	11,564	-	14,943
Stock based compensation	-	-	916,663	-	916,663
Debt discount on convertible notes	-	-	53,000	-	53,000
Conversion of notes payable to
common stock	-	-	25,540	-	25,540
Net loss(including minority interest	-	-	-	(1,752,133)	(1,752,133)
Balance - December 31, 2013	109,683,638	$ 109,684	$4,907,162	$ (5,442,018)	$ (425,172)

The accompanying notes are an integral part of these financial statements

F-18

LONE STAR GOLD, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

(d)

Basic and Diluted Net Loss Per Common Share

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

(e)

Mineral Property Costs

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

(f)

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

(g)

Asset Retirement Obligations

The Company follows the provisions of ASC 410 Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2013 and 2012, the Company has not recognized any asset retirement obligations.

(h)

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

(i)

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

(j)

Fair Value of Financial Instruments

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

·	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

·

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

·	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

(k)

Discontinued operations

We discontinued operations during the year ended December 31, 2013. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we had no assets related to an operating business as December 31, 2013.

(l)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect as of the date of the issuance of these financial statements. Management has reviewed pronouncements subsequent to the date these financial statements were released and does not anticipate any will significantly impact future reporting of financial position and results of operations.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $5,748,401 at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 – NOTES PAYABLE

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

During the current year ended, the Company repaid $25,000 with proceeds received from the Deer Valley Put Notice #5 in the amount of $45,000. Deer Valley paid Fairhills directly in the amount of $25,000 and the Company received the remaining proceeds of $20,000.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On May 28, 2013, the Company issued a convertible promissory note to KVM Capital in the amount of $50,000.  The note matured on November 28, 2012 and bears interest at 8% per annum.  This note is currently in default.  The note is convertible into shares of the Company’s common stock at a 65% of the average of the lowest 3 trading prices 10 days prior to the conversion rate

On August 9, 2013, the Company issued a convertible promissory note to Asher Enterprises in the amount of $53,000.  The note matures on May 13, 2014 and bears interest at 8% per annum.  The note is convertible into shares of the Company’s common stock at a 55% of the average of the lowest 3 trading prices 20 days prior to the conversion rate.

NOTE 6 – DERIVATIVE LIABILITY

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

The Price Protection Clause gives rise to a derivative.  We have measured this derivative at fair value and recognize the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity.  These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period.  During the year ended December 31, 2013, the Company adjusted its derivative liability to reflect the current value of the aforementioned stock held under the Price Protection Plan.  Since the market price at December 31, 2013 would reflect a value of the common stock at greater than the Price Protection Clause ..

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

Description	Amount
Derivative liabilities - December 31, 2012	$30,555
Add fair value at the commitment date for convertible notes issued during the current year	104,478
Fair value mark to market adjustment for derivatives	159,136

Derivative liabilities - December 31, 2013	$147,659

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions during the current quarter ended December 31, 2013:

Assumption	Commitment Date	Re-measurement Date

Expected dividends	-%	-%
Expected volatility	309%	281-308%
Expected term in years	0.25	0.25-0.62
Risk free interest rate:	0.13%	0.09%-0.15%

NOTE 7 - INCOME TAXES

Lone Star operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

             2013          2012

Income tax recovery at statutory rate

        $  595,159     $  331,000

Valuation allowance change

          (595,159)       (331,000)

Provision for income taxes

        $      -         $     -

         ========     ========

The components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

Description	2013	2012

Deferred tax assets
Net operating losses	$327,854	$275,105
Less: Valuation allowance	(327,854)	(275,105)

Net	$—	$—

At December 31, 2013 and 2012, the Company has provided a full valuation allowance for the deferred tax assets. The Company’s accumulated net operating loss as of December 31, 2017 of $964,266, if not used, will completely expire in 2033.

The Company experienced a change in control in 2018 as disclosed on Note 8. Accordingly, the future utilization of net operating losses will be severely restricted by Section 382 of the Internal Revenue Code. Management is in the process of assessing this impact.

NOTE 8 – COMMON STOCK

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

On January 30, 2012, the Company issued 100,000 shares of its Common Stock to Miguel Angel Jaramillo Tapia in accordance with the JV agreement. The fair market value of the shares on the date of issuance was $46,000.

On February 13, 2012, the Company sold 625,000 shares of its Common Stock to North American for gross proceeds of $300,000 pursuant to a Put Notice delivered under the Investment Agreement.    The proceeds will be used to fund the Work Plan related to the La Candelaria project, expenses related to the Tailings Project, and other operating expenses incurred by the Company.

On March 21, 2012, the Company sold 625,000 shares of its Common Stock to North American for gross proceeds of $250,000 pursuant to a Put Notice delivered under the Investment Agreement.

On June 29, 2012, the Company issued 200,000 shares of its Common Stock to Miguel Angel Jaramillo Tapia in accordance with the JV agreemen ~~t~~ t .. ~~.~~ The fair market value of the shares on the date of issuance was $33,300.

On July 11, 2012, the Company issued 1,000,000 shares of its Common Stock to Dan Ferris in connection with his Employment Agreement.  The shares were valued at the date of grant, which is recognized ratably over the service period.

On September 14, 2012, the Company sold 653,595 shares of its Common Stock to Fairhills Capital Offshore Ltd in connection with its Securities Purchase Agreement.  The fair market value of the shares on the date issuance was $50,000

 Note 9 – Warrants

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

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life(years)	value

Outstanding December 31, 2011	200,000	$ 1.20	2.58	$ 59,467
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding December 31, 2012	200,000	$ 1.20	1.58	$ 59,467
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding December 31, 2013	200,000	$ 1.20	0.58	$ 59,467

NOTE 10 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010.  An additional advance from Mr. Bideaux of $38,910 remains unpaid.

NOTE 11 –SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed except as follows:

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

In February 2018 William Alessi, our sole director and Executive Officer was issued 100,000 shares of common stock and 30,000,000 shares of Series A preferred share, which represents 100% of the outstanding shares of this class.  Each Series A preferred share is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: February 2019	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi

Chief Executive, Financial and Accounting

William Alessi

Officer and a Director

 February 2019

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

February 2019

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

February 2019

/s/ William Alessi

 William Alessi, Principal Financial Officer

EXHIBIT 32

In connection with the Annual Report of Lone Star Gold, Inc. (the "Company") on Form 10-K for the year ending December 31, 2013 as filed with the Securities and Exchange Commission (the "Report"), William Alessi, the Company’s Principal Executive and Financial Officer, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2013, that to the best of their knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

February 2019

/s/ William Alessi

 William Alessi, Principal Executive and Financial Officer