Form 10-K
period 2018-12-31
Lone Star Gold, Inc.
filed 2019-04-16
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54509

LONE STAR GOLD, INC.
(Name of Small Business Issuer in its charter)

Nevada	45-2578051
(State of incorporation)	(IRS Employer Identification No.)

20311 Chartwell Center Drive, Ste. 1469 Cornelius, NC 28031	28031
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: 1-800-947-9197

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2018, was approximately $1,430,000.

As of April 6, 2019, the Company had 1,434,720 outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements do not guarantee future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Item 1. Business

Throughout this Annual Report on Form 10-K Lone Star Gold, Inc. is referred to as “we,” “our,” “us,” the “Company,” or “Lone Star.”

The Company was formed as a Nevada corporation on November 26, 2007 as Keyser Resources, Inc. On June 14, 2011, the Company changed its name to Lone Star Gold, Inc. The Company has been inactive since September 30, 2013. As of December 31, 2013, all the Company’s projects regarding La Candelaria and Chihuahua, Mexico (the Tailings Project) were abandoned and all contracts incident to those projects expired and or were terminated.

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

On February 6, 2019, the Company signed an agreement with S. Mark Spoone and Good Hemp Living, LLC. (“Spoone”). The Company transferred to Spoone, 12,000,000 shares of Preferred “A” stock in consideration for the acquisition of Spoone’s trademarks and intellectual property which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages. This event has been reported in the Company’s 8-K filing dated February 12, 2019. The Company has begun conducting operations under the “Good Hemp” trade name and through the http://www.goodhemplivin.com/ website. Information contained on our website is not a part of this Annual Report on Form 10-K.

The Company is now a North Carolina based company that is made up of industry veterans for exploiting niche markets in the hemp industry. Good Hemp® includes 2 lines of hemp based beverages. Good Hemp® 2oh! is a hemp derived CBD infused line of flavored waters and Good Hemp® fizz! is a line of carbonated hemp oil infused sodas. Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers. The Good Hemp IP owned by the Company was previously owned by one of the company’s directors, S. Mark Spoone and acquired by the company in 2019.

By establishing a comprehensive distribution system, Good Hemp® has secured listings for its products with regional and national grocery and convenience chain stores.

Overview and Mission:

Our mission is to be one of the market leaders in the development and marketing of natural and functional hemp derived beverage products that provide real health benefits to a significant segment of the population and are convenient and appealing to consumers. We have an experienced management team of beverage industry, marketing and financial markets executives that have strong relationships in the industry.

Products:

Good Hemp® 2oh! is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink waters in six flavors: blueberry-blast, island coco-lime, kiwi-strawberry, lemon-twist, mango-fandango and Q-cumbermint. Each Good Hemp® 2oh! beverage is 16.9 fluid ounces infused with 10mg of hemp oil (CBD rich), 6g of prebiotic fiber, has 0 sugar, contain no artificial sweeteners or artificial flavors, are gluten free, vegan, and contain 0 net carbs.

Good Hemp® fizz is a line-up of carbonated refreshing, all-natural, “good-for-you”, “ready-to-drink carbonated beverages in 3 flavors: blueberry-bam, mango-tango and citrus-twist. Each Good Hemp® fizz beverage is 12 fluid ounces infused with 10mg of hemp oil (CBD rich), 6g of prebiotic fiber, contain no artificial sweeteners or artificial flavors, are gluten free and vegan.

We believe that the CBD market is well established and that there is an immediate demand in North America and internationally.

Natural ingredients:

The fact that Good Hemp® beverages contain no artificial flavors, colors, sweeteners or preservatives are gluten free and vegan gives them a unique profile that qualifies them for sale in various channels like health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage, Sunflower and others.

Our Growth Strategy:

Expanding our US distribution reach to service national chain stores; - increase awareness of our brand in the United States; - securing additional chain, convenience and key account store listings for all our brands nationwide and internationally; - increasing our warehouse direct to retail channel; - focusing on full service Class “A” distributors; and focusing on placing our products in produce, natural and cold sets as opposed to the grocery aisles.

Prominent Industry Acquisitions:

Monster Beverage Corporation – In 2014, Coca Cola purchased a 16.7% stake in Monster for $2.15 billion. Monster’s sales over the last 12 months were more than $2.6 billion.

VOSS Water® - slightly more than a 50% interest was sold for $105 million to the Reignwood Group (the parent company of Red Bull China). Voss’s sales increased by 25% in 2015 to $77.5 million.

Vita Coco® - a 25% interest was sold for $165 million resulting in a valuation of $660 million. Vita Coco’s sales increased 31% in 2014 to $421 million.

Sweet Leaf Tea® and Tradewinds brands – Nestle purchased these brands for $100 million when sales were $53 million in 2010.

SUJA Juice - In 2015, Coca Cola invested $90 million for a 30% stake and the merchant banking arm of Goldman Sachs also agreed to pay $60 million for a 20% interest which places a value of $300 million. Sales were $42 million in 2014 and sales are projected to be more than $70 million for 2015.

Bai Brands - Dr Pepper Snapple has invested $15 million for a 3% interest which places a value of $500 million on the brand. Bai brands was projecting sales of $125 million for 2015.

Vitamin Water® - Coca-Cola® purchased Vitamin Water® for a reported $4.1 billion when they were selling approximately 10 million cases per year and had approximately $200 million in sales.

SOBE® - Pepsi-Cola® purchased SOBE® for a reported $378 million when they were selling approximately 3 million cases per year and had approximately $60 million in sales.

FUZE® - Coca-Cola® purchased FUZE® for a reported $300 million when FUZE®, at the time, was selling approximately 7 million cases per year and had approximately $140m in sales.

Arizona Iced Tea® - turned down an offer from Coca-Cola® for $2.1 billion. At the time of the offer, Arizona Iced Tea® was selling approximately 25 million cases per year and $500m in sales.

Industry Background:

Non-alcoholic beverages are among the most widely distributed food products in the world and are being sold through more than 400,000 retailers in the United States, our core market. The United States has more than 2,600 beverage companies and 500 bottlers of beverage products. Collectively they account for more than $100 billion in annual sales. It is estimated that globally more than $300 billion worth of non-alcoholic beverages are sold annually. The beverage market is controlled by two giants, The Coca-Cola Company (“Coke”) and PepsiCo, combining for over 70% of the non-alcoholic beverage market. Carbonated beverage sales are slipping, while non-carbonated beverage sales are growing. The demand for “better-for you” and functional drinks are two of the fastest growing beverage categories. Experts predict that beverage companies that only offer carbonated beverages will have to work hard to off-set flagging demand. Industry watchers believe that growth will be largely confined to non-carbonated beverages and will chiefly affect functional drinks.

Since the signing of the 2018 Farm Bill, there has been a significant boost in CBD store fronts, both brick and mortar, and online retailers across the country. According to recent 3rd party reports, the hemp-derived CBD market is expected to reach sales of $22 billion by 2022, outpacing cannabis sales, and surging from $591 million in 2018.

Distribution Systems:

Our distribution strategy is comprised of traditional beverage distribution through established channels.

Direct Store Delivery (“DSD” ) - DSD players, and regional and local distributors touch over 90% of retail chains in the US. DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. We will grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We will choose our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

Direct to Retail Channel (“Warehouse Direct”) - We are targeting listings with large retail convenience store and grocery store chains where we ship direct to the chain stores warehousing system. Retailers must have warehousing and delivery capabilities. Services to retailers will be provided by an assigned broker, approved by us, to oversee pre-sale and merchandising services. Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we will negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. These arrangements are terminable at any time by these retailers or us and will contain no minimum purchase commitments.

Production Facilities:

Our strategy is to outsource the manufacturing and warehousing of our products to independent contract manufacturers (“co-packers”). We will purchase our raw materials from North American suppliers which deliver to our third-party co-packers. We will use two or more co-packers to manufacture and package our products. Once our products are manufactured, we store finished product in a warehouse adjacent to each co-packer or in third party warehouses. Our copackers will be chosen based on their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the shelf and thus readily available. No ingredient has a lead time greater than two weeks. Other than minimum case volume requirements per production run for most co-packers, we will not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We will continually review our contract packing needs considering regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials:

Substantially all the raw materials used in the preparation, bottling and packaging of our products will be purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products will consist primarily of juice concentrates, natural flavors, stevia, pure cane sugar, bottles, labels, trays and enclosures. These raw materials will be purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

We will purchase our flavor concentrate from several flavor concentrate suppliers. Generally, all natural flavor suppliers own the proprietary rights to the flavors. About the development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we must replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

New Product Development:

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment and rehydration, and we will continue to seek out underserved market niches. We believe we can quickly respond, given our technical and marketing expertise, to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to at least a 30% gross profit, project a quality and healthy image, and can be distributed through existing distribution channels. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distribution of their products.

Intellectual Property:

We own the following intellectual property: - Good Hemp® trademark, Good Hemp 2oh! And Good Hemp fizz! beverage formulations.

Seasonality:

Our sales are expected to be seasonal and experience fluctuations in quarterly results because of many factors. Historically, the industry experiences an increase in revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. Thus, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the entire fiscal year.

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

Other Information

As of April 6, 2019, the Company did not have any employees.

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

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since June 20, 2011, shares of the Company’s common stock have been quoted on the Over-the-Counter Market under the symbol “LSTG”.

The following table summarizes the high and low historical closing prices of the Company’s common stock for the periods indicated.

Fiscal Year Ended December 31, 2017

	High	Low
First Quarter	0.005	0.000
Second Quarter	0.004	0.002
Third Quarter	0.007	0.003
Fourth Quarter	0.005	0.002

Fiscal Year Ended December 31, 2018

	High	Low
First Quarter	0.030	0.003
Second Quarter	0.021	0.003
Third Quarter	0.016	0.003
Fourth Quarter	0.009	0.002

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

The Company’s Articles of Incorporation as amended authorize the Board of Directors to issue up to 30,000,000 shares of preferred A stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of, April 6, 2019 the Company had 1,434,720 outstanding shares of common stock which were owned by approximately 20 shareholders of record and 30 million shares of preferred stock issued and outstanding.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

During the two years ended December 31, 2018 and 2017, the Company was essentially inactive. Except in 2018, the Company began its search for a viable activity and also expended considerable expenses for legal and audit fees in order to bring the Company current with all of its state and SEC filing requirements. As a result of its inactivity, the Company generated no revenue, had no expenses except as disclosed in the statement of operations for the year ended December 31, 2018, and had no assets for the years ended December 31, 2018 and 2017. Following the close of the receivership in early 2018, the Company had no liabilities.

The Company did not, as of December 31, 2018, have any significant capital requirements. All expenses have been paid for by Mr. Alessi and are reflected in amounts owing to Mr. Alessi on the balance sheet.

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

The Company does not know of any significant changes in expected sources and uses of cash.

The Company will require approximately $1,000,000 over the next 12 months to fund operations as planned.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As disclosed in the Current Report on Form 8-K of Lone Star Gold, Inc. (the “Company”) filed on February 16, 2018, the Company engaged Thayer O’Neal Company, LLC (the “New Accounting Firm”) as independent registered public accounting firm for the Company on or about February 12, 2018. On or about November 28, 2018, the Company discussed its retention of the New Accounting Firm with LBB & Associates Ltd., LLP (the “Former Accounting Firm”), and formally dismissed the Former Accounting Firm as the Company’s independent registered public accounting firm.

Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

During the two most recent fiscal years ended December 31, 2017, and December 31, 2018, there have been no disagreements with the Former Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accounting Firm would have caused them to make reference thereto in their report on the financial statements.

Item 9A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective. However, a controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company’s Principal Executive and Financial Officer evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018. Due to the following:

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

Additionally, this is a smaller reporting emerging growth company with few expenses and no revenue. The real need for effective control systems at this point in time are deemed not to be necessary.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s officers and directors are listed below.

Name	Age	Position

William Alessi	47	Chief Executive, Financial and Accounting Officer and a Director
S. Mark Spoone	52	Director

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

Mr. Alessi, has been the Founder and CEO of Alpha Modus Corp since August 2014, Managing Director of Hybrid Titan Management, LLC since September 11, 2000. He was formerly the interim CEO of RMD Entertainment Group, Inc. from April of 2017 through October of 2017, and was the interim CEO of Land Star, Inc. from April of 2017 to December of 2017.

Mr. Spoone is the current CEO of American Hemp Ventures, Inc., was the founder of Cannalife USA, Ltd and since 2013 has been its Chief Executive Officer. Cannalife is one of the first companies to develop and market beverages using byproducts of hemp as an essential ingredient. Mr. Spoone is one of the founders of the National Hemp Associations.

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

•	In February 2018, William Alessi was appointed a director and the Company’s Chief Executive, Financial and Accounting Officer.

•	Following Mr. Alessi’s appointment as a director of the Company, Ms. Collette’s position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

•	Prior to the receivership, Mark Townsend was the Company’s sole officer and director. Mr. Townsend was removed February 2018.

•	On December 3, 2018 the Company appointed S. Mark Spoone to be a director.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2018.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Other Annual Compensation (5)	Total ($)
William Alessi	2018	$--	--	$30,100	--	--	$--
Chief Executive, Financial and Accounting officer and Treasurer

Mark Townsend	2018	$--	--	--	--	--	$--
Chief Executive Officer	2017	$--	--	--	--	--	$--
_____________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. During the year ended December 31, 2018, the Company provided Mr. Alessi in accordance with his employment agreement dated February 12, 2018 – 30,000,000 shares of Preferred “A” stock each share having 100 equivalent votes, and 100,000 shares of common stock, each share having 1 vote, having a total value of $30,100.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2018, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

The following shows the amounts the Company expects to pay to its officer during the twelve months ending December 31, 2019 and the amount of time this person expects to devote to the Company.

Name	Projected Compensation	Percent of time to be devoted to the Company’s business

William Alessi	$--	20%

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of April 6, 2019, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

William Alessi	100,000	Nil
20311 Chartwell Center Drive
Suite 1469
Cornelius, NC 28031

S. Mark Spoone	--	--
4833 Front Street, Ste B-405
Castle Rock, CO 80104

All Officers and Directors as a group (2 persons)	100,000	Nil

Mr. Alessi also owns 12,000,000 shares of the Company’s Series A Preferred stock, which represents 40% of the outstanding shares of this class. Each share of Series A Preferred stock is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

Mr. Spoone owns 12,000,000 shares of the Company’s Series A Preferred stock, which represents 40% of the outstanding shares of this class. Each share of Series A Preferred stock is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2018 William Alessi, our sole director and Executive Officer was issued 100,000 shares of common stock and 30,000,000 shares of Series A preferred share. Each Series A preferred share is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

In February 2019 as set out in a Form 8-K filed on February 12, 2019 Mr. William Alessi, the Company’s CEO and one of its directors, returned 12,000,000 shares of the Company’s Class A preferred stock to the Company for cancellation. Prior to the cancellation, Mr. Alessi owned 30,000,000 shares of the Company’s Class A Preferred Stock, and after Mr. Alessi’s cancellation and the issuance of the Shares to Mr. Spoone, Mr. Alessi and Mr. Spoone each own 12,000,000 shares of the Company’s Class A Preferred Stock.

The cancellation of Mr. Alessi’s Class A preferred shares, and the issuance of the Shares to Mr. Spoone (the “ Cancellation and Issuance ”), constitutes a change in control of the Company as each share of Class A preferred stock entitles the holder thereof 100 votes per share, and there were approximately 143,361,963 shares of Company common stock outstanding, and 30,000,000 shares of Class A preferred stock outstanding, immediately prior to the Cancellation and Issuance. Mr. Alessi therefore controlled approximately 76.4% of the votes associated with the capital stock of the Company before the Cancellation and Issuance, and after the Cancellation and Issuance, Mr. Alessi and Mr. Spoone now each control approximately 38.2% of the votes associated with the capital stock of the Company.

On February 6, 2019 as set out in a Form 3 on February 19, 2019 Mr. William Alessi, the Company’s CEO and one of its directors, personally sold 6,000,000 shares of the Company’s Class A preferred stock to Chris Chumas.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2018 and 2017 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2018	2017
Audit fees	$5,000	$2,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$5,000	$2,500

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation.(1)
3.2	Bylaws(1)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers
101	Interactive data files pursuant to Rule 405 of Regulation S-T

_____________

(1) Incorporated by reference only as filed with Form 10-K on May 25, 2018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lone Star Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lone Star Gold, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Matter of Emphasis

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has accumulated losses and no revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2018.

Houston, Texas

April 15, 2019

LONE STAR GOLD, INC.

BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	-
Property and equipment, net	-	-
Mining assets	-	-
Total assets	$-	$-

Current liabilities
Accounts payable	$9,763	$-
Accrued liabilities	-	-
Due to related parties	100,165	38,910
Total liabilities	109,928	38,910

Stockholders' deficit
Preferred stock - Series "A"
Authorized - 30,000,000, par value $0.001
Issued and outstanding- 30,000,000 (2017 - nil)	30,000	-
Common stock	143,362	143,262
Authorized - 150,000,000, par value $0.001
Issued and outstanding- 143,361,963 (2017 - 143,261,963)
Additional paid-in capital	4,947,139	4,947,139
Accumulated deficit	(5,230,429)	(5,129,311)
Total stockholders' deficit	(109,928)	(38,910)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F-2

LONE STAR GOLD, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017

Revenue	$-	$-
Operating Expenses	101,118	-
Loss from operations	(101,118)	-
Other income (expense)	-	-
Net Loss	$(101,118)	-

Loss per share - basic and diluted	$-	$-
Weighted average shares - basic and diluted	143,350,456	143,261,963

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017

Operating Activities
Net income (loss)	$(101,118)	$-
Stock issued for services	30,100
Non-cash adjustments to reconcile net loss to net cash:
Accounts payable and accrued liabilities	9,763	-
Net Cash Used in Operating Activities	(61,255)	-

Financing Activities
Increase in notes payable	61,255	-
Net Cash Provided by Financing Activities	61,255	-

Net change in cash	-	-
Cash and cash equivalents - Beginning of Year	-	-
Cash and cash equivalents- End of Year	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2017	143,261,963	$143,262	-	$-	$4,947,139	$(5,129,311)	$(38,910)

Net (loss) - December 31, 2017	-	-			-	-	-

Balance - December 31, 2017	143,261,963	143,262			4,947,139	(5,129,311)	(38,910)

Stock issued for services	100,000	100	30,000,000	30,000	-	-	30,100

Net loss-December 31, 2018	-	-	-	-	-	(101,118)	(101,118)

Balance - December 31, 2018	143,361,963	$143,362	30,000,000	$30,000	$4,947,139	$(5,230,429)	$(109,928)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND DISCONTINUANCE OF BUSINESS

Lone Star Gold, Inc. (the “Company” or “Lone Star”), formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007. The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities.

Shortly after September 30, 2013, the Company ceased operation as it was in default of certain creditor obligations. In 2017, the Company was put into receivership to satisfy those outstanding creditor claims. In 2018 the Company emerged from receivership and commenced operations including bringing all necessary SEC filings up-to-date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

The Company’s fiscal year-end is December 31.

(b) Use of Estimates

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

(c) Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

(d) Financial Instruments

The FASB issued ASC 820-10, Fair Value Measurements and Disclosures , for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities
-

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(e) Concentrations and Credit Risk

The Company does not have any financial asset and therefore is not exposed to any credit risks.

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

(g) Net Loss Per Common Share

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

(g) Income Taxes

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

(h) Commitment and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(i) Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. We have adopted this guidance on January 1, 2019 and there is no material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required, and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. This pronouncement will have no impact on these financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. . We do not expect his pronouncement will not have a material impact on our financial statements.

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. . We do not expect his pronouncement will not have a material impact on our financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit of $5,230,429 at December 31, 2018 and no revenue for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

NOTE 4 - INCOME TAXES

Lone Star operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The Company is subject to United States income taxes at a rate of 21% on the first $315,000 of taxable profits. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Income tax(payable) recovery at statutory rate of 21%	$21,235	$-
Valuation allowance change	(21,235)	(-)
Provision for income taxes	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010. An additional advance from Mr. Bideaux of $38,910 remains unpaid.

During the year ended December 31, 2018, Mr. William Alessi has advanced on behalf of the Company, a total of $61,255 which is non-interest bearing, unsecured and has no fixed terms of repayment.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed except as follows

On February 6, 2019, Lone Star Gold, Inc. (the “Company”), entered into an Intellectual Property Purchase Agreement (the “Agreement”) with Good Hemp Living, Inc, a Colorado corporation (the “Seller”), to acquire all of the Seller’s intellectual property and related assets (collectively the “Assets”) associated with the Seller’s “Good Hemp” hemp-derived CBD-infused line of consumer beverages (the “Acquisition”), for a purchase price consisting of 12,000,000 shares of the Company’s Class A preferred stock (the “Shares”). The transaction was completed and closed on February 12, 2019. The Class “A” preferred stock was transferred from Mr. William Alessi.

On February 6, 2019, the Company terminated its acquisition agreement with Infinity, Inc. because the acquisition transaction had not closed by January 14, 2019, as required by the agreement. Pursuant to the Agreement, which was entered into on November 28, 2018 the Company was to acquire all of the outstanding shares of Infinity, Inc. under certain conditions.

On February 28, 2019, the Company was advised that FINRA had received the necessary documentation to announce a 1:100 reverse split. This corporate action took effect on 3/1/2019. The new symbol as of March 1, 2019 will be LSTGD. Please note that a “D” has been appended as the 5th character for 20 business days including the effective date.

On March 14, 2019 the Company borrowed $50,000 from an unrelated third party. The loan is unsecured, bears interest at 8% per year, and is due and payable on September 14, 2019. At the option of the note holder, the note may at any time be converted into shares of the Company’s common stock. The number of shares to be issued upon conversion will be determined by dividing the amount to be converted by 60% of the average of the three lowest closing prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. If at any time prior to July 14, 2020 the Company sells or issues any shares of its common stock at a price below $1.20 per share the Company will issue such number of additional shares of its common stock to the note holder as determined by the following:

A

B = C

A

$1.20 = D

C – D = Number of additional shares to be issued to the note holder

Where:

A = The principal amount of the note previously converted by the note holder.

B = The price per share at which the Company’s common stock was sold or issued.

On March 15, 2019 the note holder converted the note into 67,750 restricted shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: April 15, 2019	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Chief Executive, Financial and Accounting	April 15, 2019
William Alessi	Officer and a Director

/s/ Mark Spoone	Director	April 15, 2019
Mark Spoone

16