Form 10-Q
period 2019-03-31
Lone Star Gold, Inc.
filed 2019-05-06
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

LONE STAR GOLD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive Suite 1469 Cornelius, North Carolina 28031	1-800-947-9197
(Address of principal executive offices) (Zip code)	Issuer’s telephone number

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

Securities registered pursuant to Section 12(g) of the Act: None

The number of shares of the registrant’s Common Stock outstanding as of April 25, 2019 was 1,434,720

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LONE STAR GOLD, INC.

BALANCE SHEETS

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets
Cash	$8,284	$-
Sundry deposit	25,000	-
Total current assets	33,284	-

Other assets

Intellectual property	12,000	-

Total assets	$45,284	$-

Current liabilities
Accounts payable	$896	$9,763
Due to related parties	112,165	100,165

Total liabilities	113,061	109,928

Stockholders’ deficit
Preferred stock - Series “A”, authorized - 30,000,000, par value $0.001 Issued and outstanding- 30,000,000 (December 31, 2018 – 30,) (December 31, 2018 - 30,000,000)	30,000	30,000
Common stock - authorized, 150,000,000, par value $0.001 Issued and outstanding- 1,434,720 (December 31, 2018 - 143,361,963)	1,435	143,362
Common stock issuable - 67,750 (December 31, 2018 - nil)	68	-
Additional paid in capital	5,138,998	4,947,139
Accumulated deficit	(5,238,278)	(5,230,429)
Total stockholders’ deficit	(67,777)	(109,928)
Total liabilities and stockholders’ deficit	$45,284	$-

The accompanying notes are an integral part of these financial statements

F-2

LONE STAR GOLD, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2019	2018

REVENUE	$-	$-
EXPENSES
General and administrative	7,849	-

OTHER ITEMS
Financing costs	-	-
Derivative liability	-	-

Total expenses	7,849	-

NET INCOME(LOSS)	$(7,849)	$-

Net Income(Loss) per share- basic and diluted	$(.005)	$-

Weighted average number of common shares- basic and diluted	1,434,720	143,261,963

The accompanying notes are an integral part of these financial statements

LONE STAR GOLD, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Operating activities
Net income(Loss)	$(7,849)	$-
Adjustments to reconcile net income(loss) to net cash used in operating activities
Sundry deposit	(25,000)	-
Accounts payable and accrued liabilities	(8,867)	-
Cash used in Operating Activities	(41,716)	-
Financing activities
Notes payable - net	50,000	-
Cash provided by financing activities	50,000	-

Net change in cash	8,284	-
Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$8,284	$-

Supplementary information

Purchase of intellectual property in exchange for Series “A” preferred stock	$12,000	$-

Return of Series “A” preferred stock by a related party	$12,000	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

							Additional
	Common Stock		Common Stock Issuable		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2019	143,361,963	$143,362	-	-	30,000,000	$30,000	$4,947,139	$(5,230,429)	$(109,928)

Reverse split of common stock - 100:1	(141,927,243)	(141,927)	-	-	-	-	(141,927)	-	-

Return of preferred stock to treasury	-	-	-	-	(12,000,000)	(12,000)	-	-	(12,000)

Purchase of intellectual property	-	-	-	-	12,000,000	12,000	-	-	12,000

Conversion of note payable into common stock	-	-	67,750	68	-	-	49,932	-	50,000

Net loss - March 31, 2019	-	-	-	-	-	-	-	(7,849)	(7,849)

Balance - March 31, 2019	1,434,720	$1,435	67,750	$68	30,000,000	$30,000	$5,138,998	$(5,238,278)	$(67,777)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – NATURE OF OPERATIONS

Lone Star Gold, Inc. (the “Company” or “Lone Star”), formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013 when it discontinued operations.  In 2017, the Company was put into receivership and in 2018, it emerged from receivership.

On February 6, 2019, the Company transferred 12,000,000 shares of its Series “A” preferred stock to S. Mark Spoone in consideration for the acquisition of Spoone’s trademarks and intellectual property, which included all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand. Since then, the Company has been conducting operations under the “Good Hemp” trade name.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

In the opinion of the Company’s management, these unaudited interim financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2019 and December 31, 2018, the results of operations for the three months ended March 31, 2019 and 2018, and the statements of cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(c) Financial Instruments

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

•	Level 1: Quoted prices in active markets for identical assets or liabilities
•

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

(f) Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. We adopted this guidance on January 1, 2019 and the adoption of ASU No. 2018-07 did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required, and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance.  We adopted this guidance on January 1, 2019 and the adoption of ASU No. 2016.02 did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. We do not expect this pronouncement will not have a material impact on our financial statements.

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. This pronouncement did not have a material impact on our financial statements.

NOTE 3 – GOING CONCERN

As reflected in the financial statements, the Company had an accumulated deficit of $5,238,278 at March 31, 2019, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 4 – PURCHASE OF INTELLECTUAL PROPERTY

On February 6, 2019, the Company, entered into an Intellectual Property Purchase Agreement (the “Agreement”) with S. Mark Spoone, (the “Seller”), to acquire all of Mr. Spoone’s intellectual property  associated with Mr. Spoone’s “Good Hemp” hemp-derived CBD-infused line of consumer beverages, for a purchase price consisting of 12,000,000 shares of the Company’s Series A preferred stock for a total value of $12,000.   The transaction was completed on February 12, 2019.

NOTE 5 – TERMINATION OF MATERIAL CONTRACT

In 2018, the Company had entered into an agreement with Infinity, Inc.(“Infinity”) Infinity is a company that is focused on the acquisition and management of vertically integrated companies in the regulated recreational and medical-use cannabis industry.

The Company was to acquire all of the outstanding shares of Infinity, Inc. under certain conditions.

On February 6, 2019, the Company terminated its acquisition agreement with Infinity, Inc. because the acquisition transaction had not closed by January 14, 2019, as required by the agreement.

NOTE 6 – STOCK CONSOLIDATION

On February 28, 2019, the Company was advised that FINRA had received the necessary documentation to announce a 1:100 reverse split. This corporate action took effect on 3/1/2019 and on that date every 100 outstanding shares of the Company’s common stock share were automatically converted into one share of common stock.

NOTE 7 – NOTES PAYABLE

On March 14, 2019 the Company borrowed $50,000 from an unrelated third party. The loan was unsecured, bore interest at 8% per year, and was due and payable on September 14, 2019. At the option of the note holder, the note may at any time be converted into shares of the Company’s common stock. The number of shares to be issued upon conversion would be determined by dividing the amount to be converted by 60% of the average of the three lowest closing prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. If at any time prior to July 14, 2020 the Company sells or issues any shares of its common stock at a price below $1.20 per share the Company will issue such number of additional shares of its common stock to the note holder as determined by the following:

A

B = C

A

$1.20 = D

C – D = Number of additional shares to be issued to the note holder

Where:

A = The principal amount of the note previously converted by the note holder.

B = The price per share at which the Company’s common stock was sold or issued.

On March 15, 2019 the note holder exercised its option to convert the note into 67,750 restricted shares of the Company’s common stock.  The common stock was issued to the note holder in April 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010. An additional advance from Mr. Bideaux of $38,910 remains unpaid.

During the year ended December 31, 2018, Mr. William Alessi has advanced on behalf of the Company, a total of $61,255 which is non-interest bearing, unsecured and has no fixed terms of repayment

During the quarter ended March 31, 2019, Mr. Alessi returned to treasury 12,000,000 shares of Series “A” preferred stock to facilitate the acquisition of certain intellectual property as set out in Note 5 above, and as result $12,000 has been added to his loan account in lieu of payment.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from March 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company was formed as a Nevada corporation on November 26, 2007.

The Company was involved in exploration and development of mining properties until September 30, 2013 when it discontinued operations. In June 2017 the Company’s creditors filed a petition in the District Court of Harris County, Texas for the appointment of a receiver. In August of 2017, Angela Collette was appointed receiver pursuant to the petition. In connection with the receivership, Ms. Collette was appointed President, Secretary, Treasurer and Director of the Company. In February 2018 Ms. Collette appointed William Alessi as a director of the Company and then resigned as a director and officer of the Company.

On February 6, 2019, the Company issued 12,000,000 shares of its Series “A” preferred stock to S. Mark Spoone in consideration for the acquisition of Spoone’s trademarks and intellectual property which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand. Since then, the Company has been conducting operations under the “Good Hemp” trade name and through the http://www.goodhemplivin.com/ website. Information on this website is not a part of this report on Form 10-Q.

Good Hemp® includes 2 lines of hemp based beverages. Good Hemp® 2oh! and Good Hemp® fizz! sodas.

Good Hemp® 2oh! is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink waters in six flavors: blueberry-blast, island coco-lime, kiwi-strawberry, lemon-twist, mango-fandango and Q-cumbermint. Each Good Hemp® 2oh! beverage is 16.9 fluid ounces infused with 10mg of hemp oil (CBD rich), 6g of prebiotic fiber, has no sugar, contains no artificial sweeteners or flavors, is gluten free, vegan, and contains no net carbs.

Good Hemp® fizz is a line-up of carbonated refreshing, all-natural, “good-for-you”, “ready-to-drink carbonated beverages in three flavors: blueberry-bam, mango-tango and citrus-twist. Each Good Hemp® fizz beverage is 12 fluid ounces infused with 10mg of hemp oil (CBD rich), 6g of prebiotic fiber, contains no artificial sweeteners or flavors, and is gluten free and vegan.

Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers.

2

During the quarter ended March 31, 2019 the Company incurred general and administrative expenses totaling $7,849, while during the quarter ended March 31, 2018, the Company was inactive. Included in general and administrative are professional fees of $3,785 and travel expenses of $3,864.

The Company did not, as of March 31, 2019, have any significant capital requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4 – Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on this evaluation, our Principal Executive and Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2019. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II

OTHER INFORMATION

Item 6. Exhibits.

31.1	Certification by the Principal Executive Officer

31.2	Certification by the Principal Financial Officer

32.1	Certifications by the Principal Executive and Financial Officers

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

April 29, 2019	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

5