Form 10-K/A
period 2014-12-31
Lone Star Gold, Inc.
filed 2019-07-11
CIK 1464865

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

Registrant's telephone number, including area code: 1(800)947-9197

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2014, was approximately $1,430,000.

As of June 25, 2019, the Company had 1,502,470 outstanding shares of common stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Item 1. Business

Throughout this Annual Report on Form 10-K Lone Star Gold, Inc. is referred to as “we,” “our,” “us,” the “Company,” or “Lone Star.”

The Company was formed as a Nevada corporation on November 26, 2007 as Keyser Resources, Inc. On June 14, 2011, the Company changed its name to Lone Star Gold, Inc. The Company was involved in exploration and development of mining properties until September 30, 2013 when it discontinued its mining operations. As of December 31, 2013, all the Company’s projects regarding La Candelaria and Chihuahua, Mexico (the Tailings Project) were abandoned and all contracts incident to those projects expired and or were terminated.

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

In February 2018 William Alessi, our sole director and Executive Officer, was issued 100,000 shares of common stock and 30,000,000 shares of our series A preferred share. Each Series A preferred share is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

In February 2019 Mr. Alessi, , returned 12,000,000 shares of the Company’s Series A preferred stock to the Company for cancellation.

On February 6, 2019, the Company signed an agreement with S. Mark Spoone. The Company issued Spoone 12,000,000 shares of the Company’s Series A Preferred stock in consideration for the acquisition of Spoone’s trademarks and intellectual property which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages.

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

Mission and Growth Strategy:

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

We plan to increase awareness of our brand in the United States by securing national chain, convenience and key account store listings for all our products and focusing on full service Class “A” distributors.

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

See www.goodhemplivin.com for more information concerning the Good Hemp line of products.

The fact that Good Hemp® beverages contain no artificial flavors, colors, sweeteners or preservatives are gluten free and vegan gives them a unique profile that qualifies them for sale in various channels such as health food stores

Distribution Systems:

Our distribution strategy will be comprised of traditional beverage distribution through established channels.

Direct Store Delivery (“DSD”) - DSD players, and regional and local distributors touch over 90% of retail chains in the US. DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly and they require 25% to 30% gross profit from sales to their customers. We will grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We will choose our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

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

We will purchase our flavor concentrate from several flavor concentrate suppliers. Generally, all natural flavor suppliers own the proprietary rights to the flavors. Independent suppliers bear a large portion of the expense for the development of new products and flavors, thereby enabling us to develop new products and flavors at relatively low cost.

New Product Development:

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment and rehydration, and we will continue to seek out underserved market niches. We believe we can quickly respond, , to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to at least a 30% gross profit, project a quality and healthy image, and can be distributed through existing distribution channels. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distribution of their products.

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

Emerging Growth Company Status:

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

Other Information

As of June 30, 2019, the Company had one employee.

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

Effective March 1, 2019 the Company’s common stock was reversed split on a 100-for-1 basis.

As of, June 25, 2019 the Company had 1,434,720 outstanding shares of common stock which were owned by approximately 21 shareholders of record.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was inactive during the two years ended December 31, 2014 and 2013. As a result of its inactivity, the Company generated no revenue, had no expenses and had no assets for the year ended December 31, 2014.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective. However, a controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company’s Principal Executive and Financial Officer evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s current officers and directors are listed below.

Name	Age	Position

William Alessi	48	Chief Executive, Financial and Accounting Officer and a Director
S. Mark Spoone	52	Director

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

•	In February 2018, William Alessi was appointed a director and the Company’s Chief Executive, Financial and Accounting Officer.

•	Following Mr. Alessi’s appointment as a director of the Company, Ms. Collette’s position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

•	Prior to the receivership, Mark Townsend was the Company’s sole officer and director. Mr. Townsend was removed in February 2018.

•	On December 3, 2018 the Company appointed S. Mark Spoone to be a director.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2014.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mark Townsend	2014	$--	--	--	--	--	$--
Chief Executive Officer	2013	$--	--	--	--	--	$--

______

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. The Company did not compensate its directors for acting a such during the years ended December 31, 2014 or 2013.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2014, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of June 25, 2019, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2018 William Alessi, our sole director and Executive Officer was issued 100,000 shares of common stock and 30,000,000 shares of our Series A preferred stock. Each Series A preferred share is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

In February 2019 Mr. Alessi, , returned 12,000,000 shares of the Company’s Series A preferred stock to the Company for cancellation.

On February 6, 2019, the Company issued 12,000,000 shares of its Series A preferred stock to S. Mark Spoone in consideration for the acquisition of Spoone’s trademarks and intellectual property which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages.

Prior to the cancellation, Mr. Alessi owned 30,000,000 shares of the Company’s Series A Preferred Stock, and after Mr. Alessi’s cancellation and the issuance of the preferred shares to Mr. Spoone, Mr. Alessi and Mr. Spoone each owned 12,000,000 shares of the Company’s Series A Preferred Stock.

The cancellation of Mr. Alessi’s Series A preferred shares, and the issuance of the Shares to Mr. Spoone (the “ Cancellation and Issuance ”), constitutes a change in control of the Company as each share of Series A preferred stock entitles the holder thereof 100 votes per share, and there were approximately 143,361,963 shares of Company common stock outstanding, and 30,000,000 shares of Series A preferred stock outstanding, immediately prior to the Cancellation and Issuance. Mr. Alessi therefore controlled approximately 76.4% of the votes associated with the capital stock of the Company before the Cancellation and Issuance, and after the Cancellation and Issuance, Mr. Alessi and Mr. Spoone now each control approximately 38.2% of the votes associated with the capital stock of the Company.

On February 6, 2019 Mr. Alessi, sold 6,000,000 shares of his Series A preferred stock to Chris Chumas.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed to us by our independent auditors for the years ended December 31, 2014 and 2013.

Services	2014	2013
Audit fees	$	$
Audit-related fees
Tax fees
All other fees
Total fee	$	$

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

_______

(1)	Incorporated by reference only as filed with Form 10-K on May 25, 2018

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lone Star Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lone Star Gold, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S generally accepted accounting principles.

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

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has accumulated losses and no operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O'Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2018.

Houston, Texas

July 11, 2019

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$110,421
Accrued liabilities	-	54,627
Convertible notes payable	-	73,555
Derivative liability	-	147,659
Due to related party	38,910	38,910

TOTAL LIABILITIES	38,910	425,172

STOCKHOLDERS' DEFICIT
Common stock, authorized 150,000,000, par value $0.001 issued and outstanding - 1,432,620 (2013 - 1,096,837)	1,433	1,097

Additional paid-in capital	5,088,968	5,015,749

Accumulated deficit	(5,129,311)	(5,442,018)

Total stockholders' deficit	(38,910)	(425,172)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013

REVENUE	$-	$-

EXPENSES
Income(loss) from discontinued operations	165,048	(1,701,446)

OTHER INCOME (EXPENSE)
Financing costs	-	(49,021)
Derivative liability Settlement	147,659	-

Total other income (expense)	147,659	(49,021)

NET INCOME(LOSS)	312,707	(1,750,467)

Net Income(loss) per share- basic and diluted	$0.22	$(1.74)

Weighted average number of common shares- basic and diluted	1,382,879	1,004,448

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2014	2013
Operating activities
Net income(Loss)	$312,707	$(1,750,467)
Adjustments to reconcile net income(loss) to net cash used in operating activities
Impairment and depreciation	-	217,653
Stock issued for expenses	-	916,603
Change in derivative liability	(147,659)	159,136
Changes in operating assets and liabilities
Prepaid expenses	-	152
Accounts payable and accrued liabilities	(165,048)	(40,140)

Cash used in Operating Activities	-	(497,063)

Financing activities
Proceeds from sale of common stock	-	419,063
Notes payable - net	-	78,000

Cash used in financing activities	-	497,063

Net change in cash	-	-

Cash and cash equivalents - beginning of year	-	-

Cash and cash equivalents - end of year	$-	$-

Supplemental disclosure of cash flow information
Settlement of convertible notes payable through issuance of common stock	$(73,555)	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2013	89,994,663	$89,995	$3,497,642	$(3,689,885)	$(102,248)
Reverse split of common stock 100:1	(89,094,716)	(89,095)	89,095	-	-
Issuance of common stock for cash	163,100	163	418,900	-	419,063
Shares issued for services	33,790	34	14,909	-	14,943
Stock based compensation	-	-	916,663	-	916,663
Debt discount on convertible notes	-	-	53,000	-	53,000
Conversion of notes payable to common stock	-	-	25,540	-	25,540
Net loss	-	-	-	(1,752,133)	(1,752,133)

Balance - December 31, 2013	1,096,837	1,097	5,015,749	(5,442,018)	(425,172)
Transfer	15,218	15	(15)	-	-
Conversion of notes payable to common stock	320,565	321	73,234	-	73,555
Net income	-	-	-	312,707	312,707

Balance - December 31, 2014	1,432,620	$1,433	$5,088,968	$(5,129,311)	$(38,910)

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

Shortly after September 30, 2013, the Company ceased operation as it was in default of certain creditor obligations. In 2017, the Company was put into receivership to satisfy those outstanding creditor claims. In 2018 the Company emerged from receivership and began bringing its filings with the Securities and Exchange Commission up to date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

(b) Principles of Consolidation

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

(d) Net Income (Loss) Per Common Share

The Company computes net income or loss per share in accordance with ASC 260 Earnings per Share. Under the provisions of the Earnings per Share Topic ASC, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

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

(f) Discontinued operations

We discontinued operations during the year ended December 31, 2013. All prior operations have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $(5,129,311) at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The Company operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the US. Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The Company is subject to United States income taxes at a rate of 34%. The Company has been inactive and consequently the recovery of income taxes from losses carried forward are unlikely. No disclosure of valuation allowance changes is necessary:

NOTE 5 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010. An additional advance from Mr. Bideaux of $38,910 remains unpaid.

NOTE 6 - EQUITY

Common Shares

On February 28, 2019, the Company was advised that FINRA had received the necessary documentation to announce a 100:1 reverse split. This corporate action took effect on 3/1/2019 and on that date every 100 outstanding shares of the Company’s common stock share were automatically converted into one share of common stock. Accordingly, all share and per share information has been restated to retroactively show the effect of this reverse split.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed except as follows:

In February 2018 William Alessi, the Company’s sole director and Executive Officer was issued 100,000 shares of common stock and 30,000,000 shares of Series A preferred share. Each Series A preferred share is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

In February 2019 Mr. Alessi returned 12,000,000 shares of the Company’s Series A preferred stock to the Company for cancellation.

On February 6, 2019, the Company issued 12,000,000 shares of its Series A preferred stock to S. Mark Spoone in consideration for the acquisition of Spoone’s trademarks and intellectual property which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages.

After Mr. Alessi’s cancellation and the issuance of the shares to Mr. Spoone, Mr. Alessi and Mr. Spoone each owned 12,000,000 shares of the Company’s Series A Preferred Stock.

The cancellation of Mr. Alessi’s Series A preferred shares, and the issuance of the preferred shares to Mr. Spoone (the “ Cancellation and Issuance ”), constitutes a change in control of the Company as each share of Series A preferred shares entitles the holder thereof 100 votes per share, and there were approximately 143,361,963 shares of Company common stock outstanding, and 30,000,000 shares of Series A preferred stock outstanding, immediately prior to the Cancellation and Issuance. Mr. Alessi therefore controlled approximately 76.4% of the votes associated with the capital stock of the Company before the Cancellation and Issuance, and after the Cancellation and Issuance, Mr. Alessi and Mr. Spoone now each control approximately 38.2% of the votes associated with the capital stock of the Company.

On February 6, 2019 Mr. Alessi sold 6,000,000 shares of his Series A preferred stock to Chris Chumas.

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

LONE STAR GOLD, INC.

Dated: July 10, 2019	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Chief Executive, Financial and Accounting	July 10, 2019
William Alessi	Officer and a Director

/s/ S. Mark Spoone	Director	July 10, 2019
S. Mark Spoone

13