Form 10-K/A
period 2015-12-31
Lone Star Gold, Inc.
filed 2019-07-11
CIK 1464865

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

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2015, was approximately $1,430,000.

As of June 25, 2019, the Company had 1,434,720 outstanding shares of common stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Documents incorporated by reference: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements do not guarantee future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements

Item 1. Business

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

On February 6, 2019, the Company signed an agreement with S. Mark Spoone. The Company issued Spoone 12,000,000 shares of the Company’s Series A Preferred stock in consideration for the acquisition of Spoone’s trademarks and intellectual property which includes all rights and trade secrets to a hemp-derived CBD-infused line of consumer beverages.

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

As of June 25, 2019 the Company had 1,434,720 outstanding shares of common stock which were owned by approximately 20 shareholders of record.

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

The Company believes that Mr. Alessi is qualified to serve as a director due to his experience in the capital markets.

The Company believes that Mr. Spoone is qualified to act as a director due to his experience in the hemp industry.

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

•	In February 2018, William Alessi was appointed a director and the Company’s Chief Executive, Financial and Accounting Officer.

•	Following Mr. Alessi’s appointment as a director of the Company, Ms. Collette’s position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

•	Prior to the receivership, Mark Townsend was the Company’s sole officer and director. Mr. Townsend was removed February 2018.

•	On December 3, 2018 the Company appointed S. Mark Spoone to be a director.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2015.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Other Annual Compensation (5)	Total ($)

Mark Townsend	2015	$--	--	--	--	--	$--
Chief Executive Officer	2014	$--	--	--	--	--	$--
__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. The Company did not compensate its directors for acting a such during the years ended December 31, 2015 or 2014.

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

In February 2019 Mr. Alessi, returned 12,000,000 shares of the Company’s Class A preferred stock to the Company for cancellation. Prior to the cancellation, Mr. Alessi owned 30,000,000 shares of the Company’s Class A Preferred Stock, and after Mr. Alessi’s cancellation and the issuance of the Shares to Mr. Spoone, Mr. Alessi and Mr. Spoone each own 12,000,000 shares of the Company’s Class A Preferred Stock.

On February 6, 2019, the Company signed an agreement with S. Mark Spoone. The Company issued Spoone 12,000,000 shares of the Company’s Series A Preferred stock in consideration for the acquisition of Spoone’s trademarks and intellectual property, which includes all rights and trade secrets to a hemp-derived CBD-infused line of consumer beverages.

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

On February 6, 2019 Mr. Alessi, sold 6,000,000 shares of his Series A preferred stock to Chris Chumas.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed to us by our independent auditors for the years ended December 31, 2015 and 2014.

Services	2015	2014
Audit fees	$--	$--
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total fee	$--	$--

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

______________

(1)	Incorporated by reference only as filed with Form 10-K on May 25, 2018

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lone Star Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lone Star Gold, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S generally accepted accounting principles.

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

Houston, Texas

July 11, 2019

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$-
Accrued liabilities	-	-
Convertible notes payable	-	-
Derivative liability	-	-
Due to related party	38,910	38,910

TOTAL LIABILITIES	38,910	38,910

STOCKHOLDERS' DEFICIT
Common stock, authorized 150,000,000, par value $0.001 issued and outstanding - 1,432,620 (2014 - 1,432,620)	1,433	1,433

Additional paid-in capital	5,088,968	5,088,968

Accumulated deficit	(5,129,311)	(5,129,311)

Total stockholders' deficit	(38,910)	(38,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

F-2

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2015	2014

REVENUE	$-	$-

EXPENSES
Income from discontinued operations	-	165,048

OTHER INCOME
Financing costs	-	-
Derivative liability settlement	-	147,659

NET INCOME(LOSS)	$-	$312,707

Net Income(Loss) per share- basic and diluted	$-	$(0.22)

Weighted average number of common shares- basic and diluted	1,432,620	1,382,879

The accompanying notes are an integral part of these financial statements

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014
Operating activities
Net income(Loss)	$-	$312,707
Adjustments to reconcile net income(loss) to net cash used in operating activities

Change in derivative liability	-	(147,659)

Accounts payable and accrued liabilities	-	(165,048)

Cash used in Operating Activities	-	-

Cash and cash equivalents - beginning of year	-	-

Cash and cash equivalents - end of year	$-	$-

Supplemental disclosure of cash flow information

Settlement of convertible notes payable through issuance of common stock	$-	$(73,555)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2014	1,096,837	$1,097	$5,015,749	$(5,442,018)	$(425,172)

Transfer	15,218	15	(15)	-	-

Conversion of notes payable to common stock	320,565	321	73,234	-	73,555

Net income	-	-	-	312,707	312,707

Balance - December 31, 2014	1,432,620	1,433	5,088,968	(5,129,311)	(38,910)

Net income(loss)	-	-	-	-	-

Balance - December 31, 2015	1,432,620	$1,433	$5,088,968	$(5,129,311)	$(38,910)

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $5,129,311 at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAXES

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

NOTE 6 – EQUITY

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

On February 6, 2019 Mr. Alessi sold 6,000,000 shares of his Series A preferred stock to Chris Chumas.

On February 28, 2019, the Company was advised that FINRA had received the necessary documentation to announce a 1:100 reverse split of the Company’s common stock. This corporate action took effect on 3/1/2019.

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

14