Form 10-K/A
period 2016-12-31
Lone Star Gold, Inc.
filed 2019-07-11
CIK 1464865

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

Registrant’s telephone number, including area code: 1(800)947-9197

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

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2016, was approximately $1,430,000.

As of June 25, 2019, the Company had 1,434,720 outstanding shares of common stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Documents incorporated by reference: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements do not guarantee future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

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

Management’s Report on Internal Control over Financial Reporting

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

The Company believes that Mr. Spoone is qualified to act as a director due to hus experience in the hemp industry.

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

•	In February 2018, William Alessi was appointed a director and the Company’s Chief Executive, Financial and Accounting Officer.

•	Following Mr. Alessi’s appointment as a director of the Company, Ms. Collette’s position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

•	Prior to the receivership, Mark Townsend was the Company’s sole officer and director. Mr. Townsend was removed February 2018.
•	On December 3, 2018 the Company appointed S. Mark Spoone to be a director.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2016.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($ )
Mark Townsend	2016	-	-	-	-	-	$-
Chief Executive Officer	2015	-	-	-	-	-	$-

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. The Company did not compensate its directors for acting a such during the years ended December 31, 2016 or 2015.

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

Name and Address	Number of Shares	Percent of Class

William Alessi	100,000	Nil
20311 Chartwell Center Drive
Suite 1469
Cornelius, NC 28031

S. Mark Spoone	-	-
4833 Front Street, Ste B-405
Castle Rock, CO 80104
All Officers and Directors as a group (2 persons)	100,000	Nil

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

In February 2019 Mr. William Alessi, returned 12,000,000 shares of the Company’s Class A preferred stock to the Company for cancellation. Prior to the cancellation, Mr. Alessi owned 30,000,000 shares of the Company’s Class A Preferred Stock, and after Mr. Alessi’s cancellation and the issuance of the Shares to Mr. Spoone, Mr. Alessi and Mr. Spoone each own 12,000,000 shares of the Company’s Class A Preferred Stock.

On February 6, 2019, the Company signed an agreement with S. Mark Spoone. The Company issued Mr. Spoone 12,000,000 shares of the Company’s Series A Preferred stock in consideration for the acquisition of Spoone’s trademarks and intellectual property, which includes all rights and trade secrets to a hemp-derived CBD-infused line of consumer beverages.

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

On February 6, 2019 Mr. Alessi, sold 6,000,000 shares of his Series A preferred stock to Chris Chuma

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed to us by our independent auditors for the years ended December 31, 2016 and 2015.

Services	2016	2015
Audit fees	$-	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$-	$--

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

________________

(1)       Incorporated by reference only as filed with Form 10-K on May 25, 2018

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lone Star Gold, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lone Star Gold, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Thayer O'Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2018.

Houston, Texas

July 11, 2019

LONE STAR GOLD, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS'DEFICIT

CURRENT LIABILITIES
Due to related party	38,910	38,910

TOTAL LIABILITIES	38,910	38,910

STOCKHOLDERS' DEFICIT

Common stock, authorized 150,000,000, par value $0.001 issued and outstanding - 1,432,620 (2015 - 1,432,620)	1,433	1,433

Additional paid-in capital	5,088,968	5,088,968

Accumulated deficit	(5,129,311)	(5,129,311)

Total stockholders' deficit	(38,910)	(38,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2016	2015

REVENUE	$-	$-

EXPENSES
Income(loss) from discontinued operations	-	-

NET INCOME(LOSS)	$-	$-

Net Income(Loss) per share- basic and diluted	$-	$-

Weighted average number of common shares- basic and diluted	1,432,620	1,432,620

The accompanying notes are an integral part of these financial statements

F-3

LONE STAR GOLD, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31,
	2016	2015

Operating activities
Net income(Loss)	$-	$-

Adjustments to reconcile net income(loss) to net cash used in operating activities

Cash used in Operating Activities	-	-

Net change in cash	-	-

Cash and cash equivalents - beginning of year	-	-

Cash and cash equivalents - end of year	$-	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2015	1,432,620	$1,433	$5,088,968	$(5,129,311)	$(38,910)
Net income	-	-	-	-	-
Balance - December 31, 2015	143,620	1,433	5,088,968	(5,129,311)	(38,910)

Net income	-	-	-	-	-
Balance - December 31, 2016	143,620	$1,433	$5,088,968	$(5,129,311)	$(38,910)

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $(5,129,311) at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - SUBSEQUENT EVENTS

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

Signature	Title	Date

/s/ William Alessi		July 10, 2019
William Alessi	Chief Executive, Financial and Accounting Officer and a Director

/s/ S. Mark Spoone		July 10, 2019
S. Mark Spoone	Director

14