Form 10-K/A
period 2014-12-31
Lone Star Gold, Inc.
filed 2019-07-22
CIK 1464865

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This 10-K/A is filed only to include the Interactive Data Files required by Rule 405 of Regulation S-T.

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

_____________

(1) Incorporated by reference to the same Exhibit filed with Form 10-K on May 25, 2018

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR GOLD, INC.

Dated: July 19, 2019	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Chief Executive, Financial and Accounting	July 19, 2019
William Alessi	Officer and a Director

/s/ S. Mark Spoone	Director	July 19, 2019
S. Mark Spoone

3