Form 10-Q
period 2019-06-30
Lone Star Gold, Inc.
filed 2019-08-19
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2019 was 1,502,470.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LONE STAR GOLD, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$16,777	$-
Trade accounts receivable	13,724	-
Vendor deposits	135,786	-
Inventory	33,214	-
Total current assets	199,501	-

OTHER ASSETS:
Intellectual property	12,000	-

Total Assets	$211,501	$-

CURRENT LIABILITIES:
Accounts payable	$38,699	$9,763
Due to related parties	274,663	100,165

Total liabilities	$313,362	$109,928

STOCKHOLDER'S EQUITY
Preferred stock - Series "A", authorized - 30,000,000, par value $0.001 Issued and outstanding - 30,000,000 (December 31, 2018 - 30,000,000)	30,000	30,000
Common stock - authorized, 150,000,000, par value $0.001 Issued and outstanding - 1,502,470 (December 31, 2018 - 1,434,720)	1,503	1,435
Additional paid in capital	5,138,998	5,089,066
Accumulated deficit	(5,272,362)	(5,230,429)
Total stockholders' deficit	(101,861)	(109,928)
Total liabilities and stockholders' deficit	$211,501	$-

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2019	2018	2019	2018

Net sales	$106,937	$-	$106,937	$-

Cost of sales	107,497	-	107,497	-

Gross loss	(560)	-	(560)

Operating expenses	31,764	-	$39,613	-

Operating loss	(32,324)		(40,173)	-

Other income and other expenses, net	(1,760)	-	(1,760)	-

Provision for income taxes	-	-	-	-

Net loss	$(34,084)	$-	$(41,933)	$-

Net loss per share- basic and diluted	$(0.02)	$-	$(0.03)	$-

Weighted average number of common shares- basic and diluted	1,502,470	1,432,620	1,462,419	1,432,620

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,933)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Trade receivables	(13,484)	-
Vendor deposits	(135,786)	-
Due from customer	(240)
Inventory	(33,214)	-
Accounts payable and accrued liabilities	28,936	-
Due to related parties	174,498	-
Cash used in Operating Activities	(21,223)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	(12,000)	-
Net cash used in investing activities	(12,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	50,000	-
Net cash provided by financing activities	50,000	-

Net change in cash	16,777	-

Cash - beginning of period	-	-
Cash - end of period	$16,777	$-

Supplementary information	N/A	N/A

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIT

 FOR THE SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Common		Common Stock		Preferred		Additional		Total
	Stock Shares	Amount	Issuable Shares	Amount	Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2017	1,433,720	$1,434	-	$-	-	$-	$5,088,967	$(5,129,311)	$(38,910)

	1000	1	-	-	30,000,000	30,000	99	-	30,100
				.
Net loss - March 31, 2018	-	-	-	-	-	-	-	-	-

Balance - March 31, 2018	1,434,720	1,435	-	-	-	-	5,089,066	(5,129,311)	(8,810)

Net loss - June 30, 2018	-	-	-	-	-	-	-	-	-

Balance - June 30, 2018	1,434,720	$1,435	-	$-	-	-	$5,089,066	$(5,129,311)	$(8,810)

	Common		Common Stock		Preferred		Additional		Total
	Stock Shares	Amount	Issuable Shares	Amount	Stock Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2018	1,434,720	$1,435	-	$-	30,000,000	$30,000	$5,089,066	$(5,230,429)	$(109,928)

Return of preferred stock
to treasury	-	-	-	-	(12,000,000)	(12,000)	-	-	(12,000)

Purchase of intellectual
property	-	-	-	-	12,000,000	12,000	-	-	12,000

Conversion of note
payable into common stock	-	-	67,750	68	-	-	49,932	-	50,000

Net loss - March 31, 2019	-	-	-	-	-	-	-	(7,849)	(7,849)

Balance - March 31, 2019	1,434,720	$1,435	67,750	68	30,000,000	$30,000	$5,138,998	$(5,238,278)	$(67,777)

Conversion of note
payable to
common stock	67,750	68	(67,750)	(68)	-	-	-	-	-

Net loss - June 30, 2019	-	-	-	-	-	-	-	(34,084)	(34,084)

Balance - June 30, 2019	1,502,470	$1,503	-	$-	30,000,000	$30,000	$5,138,998	(5,272,362)	(101,861)

The accompanying notes are an integral part of these financial statements.

LONE STAR GOLD, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

On April 30, 2019, the Company acquired from Mr. Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

In the opinion of the Company’s management, these unaudited interim financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2019 and December 31, 2018, the results of operations for the three and six months ended June 30, 2019 and 2018, and the statements of cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At June 30, 2019, an Allowance was not deemed necessary.

Inventory – Inventory consisting of raw materials and finished product is stated at the lower of cost (first in, first out method) or net realizable value.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations and liquidity, but does not expect this pronouncement will have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position and results of operations.

In February 2018, the FASB issued ASU No. 2018-02 (ASU No. 2018-02), ”Income Statement - Reporting Comprehensive Income (Topic 220)”, which amended the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Reform Act signed into law on December 22, 2017, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and does not apply to any future tax effects stranded in accumulated other comprehensive income. This standard was effective for fiscal years beginning after December 15, 2018, and allowed for early adoption. The adoption of ASU No. 2018-02 did not have an impact on the Company’s financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. We do not expect this pronouncement will have a material impact on our financial statements.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2018-15 on its financial position, results of operations and liquidity.

NOTE 3 – GOING CONCERN

As reflected in the financial statements, the Company had a working capital deficit of $(113,860) at June 30, 2019 and suffered a loss of $(41,933) for the six months ended June 30, 2019. Which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 4 – PURCHASE OF INTELLECTUAL PROPERTY

On February 6, 2019, the Company, entered into an Intellectual Property Purchase Agreement (the “Agreement”) with S. Mark Spoone, a Colorado corporation (the “Seller”), to acquire all of Mr. Spoone’s intellectual property associated with Mr. Spoone’s “Good Hemp” hemp-derived CBD-infused line of consumer beverages, for a purchase price consisting of 12,000,000 shares of the Company’s Series A preferred stock for a total value of $12,000. The transaction was completed on February 12, 2019.

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At June 30, 2019, the Company had not attributed any value to the acquired trademarks.

NOTE 5 – TERMINATION OF MATERIAL CONTRACT

In 2018, the Company had entered into an agreement with Infinity, Inc.(“Infinity”). On February 6, 2019, the Company terminated its agreement with Infinity since the transaction had not closed by January 14, 2019, as required by the agreement.

NOTE 6 – STOCK CONSOLIDATION

On February 28, 2019, the Company was advised that FINRA had received the necessary documentation to announce a 1:100 reverse split. This corporate action took effect on 3/1/2019 and on that date every 100 outstanding shares of the Company’s common stock share were automatically converted into one share of common stock. The accompanying financials have been retroactively adjusted to reflect the 1:100 reverse split.

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

During the quarter ended June 30, 2019, Mr. Alessi advanced a total of $111,000 which is non-interest bearing, unsecured and has no fixed terms of repayment.

In addition, during the quarter ended June 30, 2019, Mr. Chumas, a Company director, advanced a total of $51,498.36 which is non-interest bearing, unsecured and has no fixed terms of repayment.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from June 30, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At June 30, 2019, the Company had not attributed any value to the acquired trademarks.

Good Hemp® includes 2 lines of hemp based beverages. Good Hemp® 2oh! and Good Hemp® fizz! sodas.

Good Hemp® 2oh! is a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink waters in six flavors: blueberry-blast, island coco-lime, kiwi-strawberry, lemon-twist, mango-fandango and Q-cumbermint. Each Good Hemp® 2oh! beverage is 16.9 fluid ounces infused with 10mg of hemp oil (CBD rich), 6g of prebiotic fiber, has no sugar, contains no artificial sweeteners or flavors, is gluten free, vegan, and contains no net carbs. Production of this beverage began in May 2019.

Good Hemp® fizz is a line-up of carbonated refreshing, all-natural, “good-for-you”, “ready-to-drink carbonated beverages in three flavors: blueberry-bam, mango-tango and citrus-twist. Each Good Hemp® fizz beverage is 12 fluid ounces infused with 10mg of hemp oil (CBD rich), 6g of prebiotic fiber, contains no artificial sweeteners or flavors, and is gluten free and vegan. Production of this beverage began in July 2019.

As of July 31, 2019, these beverages were being sold in over 600 stores in the United States.

During the quarter ended June 30, 2019 the Company generated $106,936 in net sales, cost of sales of $107,497 and incurred general and administrative expenses totaling $31,764. Net losses for the quarter totaled $34,084. Revenue was from the sale of beverages.

During the quarter ended June 30, 2018, the Company was inactive.

The Company did not, as of June 30, 2019, have any significant capital requirements.

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

2

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4 – Control and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on this evaluation, our Principal Executive and Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2019. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LONE STAR GOLD, INC.

August 19, 2019	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

5