Form 10-Q
period 2019-09-30
Good Hemp, Inc.
filed 2019-11-15
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

GOOD HEMP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive Suite 1469 Cornelius, North Carolina 28031	1-800-947-9197
(Address of principal executive offices) (Zip code)	Issuer's telephone number

 Lone Star Gold, Inc.

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of the registrant's Common Stock outstanding as of September 30, 2019 was 1,952,470.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

BALANCE SHEETS

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$4,286	$-
Trade accounts receivable	15,442	-
Due from Lender	42,500	-
Inventory	239,195	-
Total current assets	301,423	-

OTHER ASSETS:
Intellectual property	12,000	-

Total Assets	$313,423	$-

CURRENT LIABILITIES:
Accounts payable	$70,996	$9,763
Interest payable	4,669	-
Owners notes	300,000
Due to related parties	92,027	100,165

Total current liabilities	467,692	109,928

LONG-TERM LIABILITIES:
Interest payable	4,986
Lender notes	107,500
Owners notes	221,512

Total long-term liabilities	333,998	-

Total liabilities	801,690	109,928

STOCKHOLDER'S EQUITY
Preferred stock - Series "A", authorized - 30,000,000, par value $0.001 Issued and outstanding - $- (December 31, 2018 - 30,000,000)	-	30,000
Common stock - authorized, 150,000,000, par value $0.001 Issued and outstanding - 1,952,470 (December 31, 2018 -1,434,720)	1,953	1,435
Additional paid in capital	4,868,548	5,089,066
Accumulated deficit	(5,358,768)	(5,230,429)
Total stockholders' deficit	(488,267)	(109,928)
Total liabilities and stockholders' deficit	$313,423	$-

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

STATEMENT OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEP 30,		ENDED SEP 30,
	2019	2018	2019	2018

Net sales	$70,540	$-	$177,477	$-

Cost of sales	71,656	-	179,153	-

Gross loss	(1,116)	-	(1,676)

Operating expenses	(86,208)	-	(125,821)	(101,118)

Operating loss	(87,324)		(127,497)	(101,118)

Other income and other expenses, net	918	-	(842)	-

Provision for income taxes	-	-	-	-

Net (loss) income	$(86,406)	$-	$(128,339)	$(101,118)

Net loss per share- basic and diluted	$(0.05)	$-	$(0.08)	$(14.18)

Weighted average number of common shares- basic and diluted	1,843,679	1,433,620	1,598,441	1,433,620

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,339)	$(101,118)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock issued for services	-	30,100
Trade receivables	(15,443)	-
Inventory	(239,196)	-
Accounts payable and accrued liabilities	61,234	9,763
Cash used in Operating Activities	(321,744)	(61,255)
		-
CASH FLOWS FROM INVESTING ACTIVITIES:		-
Acquisition of intellectual property	(12,000)	-
Net cash used in investing activities	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:		-
Conversion of note payables to common stock, net	50,000	-
Issuance of preferred stock	12,000
Issuance of note to unrelated party	62,000
Issuance of notes to owners, net of Owner Advances	214,030	61,255
Net cash provided by financing activities	338,030	61,255

Net change in cash	4,286	-
		-
Cash - beginning of period	-
Cash - end of period	$4,286	$-

Supplementary information
Preferred stock purchases and returns to treasury, net	$300,000	$-
Conversion of preferred stock into common stock	$12,000	$-
Non-cash interest expense	$9,655	$-

The accompanying notes are an integral part of these financial statements.

GOOD HEMP INC.

(FORMERLY LONE STAR GOLD, INC.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

			Common
	Common		Stock		Preferred		Additional		Total
	Stock		Issuable		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2017	1,433,720	$1,434	-	$-	-	$-	$5,088,967	$(5,129,311)	$(38,910)

Stock issued for services	1,000	1	-	-	30,000,000	30,000	99	-	30,100

Net loss - March 31, 2018	-	-	-	-	-	-	-	-	-

Balance - March 31, 2018	1,434,720	$1,435	-	$-	30,000,000	$30,000	$5,089,066	$(5,129,311)	$(8,810)

Net loss- June 30, 2018	-	-	-	-	-	-	-	-	-

Balance- June 30, 2018	1,434,720	$1,435	-	$-	30,000,000	$30,000	$5,089,066	$(5,129,311)	$(8,810)

Net loss - September 30, 2018								(101,118)	(101,118)

Balance - Sepetmber 30, 2018	1,434,720	$1,435	-	$-	30,000,000	30,000	$5,089,066	$(5,230,429)	$(109,928)

			Common
	Common		Stock		Preferred		Additional		Total
	Stock		Issuable		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	1,434,720	$1,435	-	$-	30,000,000	$30,000	$5,089,066	$(5,230,429)	$(109,928)

Return of preferred stock to treasury	-	-	-	-	(12,000,000)	(12,000)	-	-	(12,000)

Purchase of intellectual property	-	-	-	-	12,000,000	12,000	-	-	12,000

Conversion of note payable into common stock	-	-	67,750	68	-	-	49,932	-	50,000

Net loss- March 31, 2018	-	-	-	-	-	-	-	(7,849)	(7,849)

Balance - March 31, 2019	1,434,720	$1,435	67,750.00	$68	30,000,000	$30,000	$5,138,998	$(5,238,278)	$(67,777)

Conversion of note payable to common stock	67,750	68	(67,750)	(68)	-	-	-	-	-

Net loss - June 30, 2019	-	-	-	-	-	-	-	(34,084)	(34,084)

Balance June 30, 2019	1,502,470	$1,503	-	$-	30,000,000	$30,000	$5,138,998	$(5,272,362)	$(101,861)

Preferred stock purchase					(18,000,000)	(18,000)	(282,000)		(300,000)

Conversion of preferred stock to common stock	450,000	450			(12,000,000)	(12,000)	11550		0

Net loss - September 30, 2019								(86,406)	(86,406)

Balance - September 30, 2019	1,952,470	$1,953	-	$-	-	-	$4,868,548	$(5,358,768)	$(488,267)

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Good Hemp, Inc. (the “Company” or “Good Hemp”), formerly known as Keyser Resources, Inc., and Lone Star Gold, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013 when it discontinued operations. In 2017, the Company was put into receivership and in 2018, it emerged from receivership. On September 11, 2019 the Company's Board of Directors, pursuant to Nevada Revised Statute 92A.280, amended the Company's Articles of Incorporation to change the name of the Company from Lone Star Gold, Inc. to Good Hemp, Inc. The amendment was filed with the Nevada Secretary of State on September 12, 2019. On November 11, 2019, Good Hemp was notified by FINRA that; (i) the name change will become effective in the over-the-counter markets as of November 12, 2019, and (ii) the new ticker symbol for Good Hemp will be GHMP.

During the quarter ended March 31, 2019, Mr. Alessi returned to treasury 12,000,000 shares of Series “A” preferred stock to facilitate the acquisition of certain intellectual property as disclosed below and in Note 4 below. As result $12,000 has been added to his loan account in lieu of payment.

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

On February 12, 2019 Chris Chumas acquired 6,000,000 shares of preferred stock from William Alessi for $100,000 in cash.

On July 11, 2019 Good Hemp appointed Chris Chumas as a director of the Company.

On July 22, 2019 the Company purchased shares of its Class A Preferred Stock from the following persons:

Name	Class A Preferred Shares	Consideration
William Alessi	12,000,000	$200,000	(1)
Chris Chumas	6,000,000	$100,000	(1)
                                  _______________

(1)	Payment for the preferred shares was in the form of a Note. The Note bears interest at 8% per year, is due and payable on December 31, 2019 and is unsecured.

On July 22, 2019 S. Mark Spoone converted his 12,000,000 shares of the Company's Class A Preferred Stock into 450,000 shares of the Company's common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

In the opinion of the Company’s management, these unaudited interim financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2019 and December 31, 2018, the results of operations for the three and nine months ended September 30, 2019 and 2018, and the statements of cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At September 30, 2019, an Allowance was not deemed necessary.

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

In February 2018, the FASB issued ASU No. 2018-02 (ASU No. 2018-02), “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amended the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Reform Act signed into law on December 22, 2017, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and does not apply to any future tax effects stranded in accumulated other comprehensive income. This standard was effective for fiscal years beginning after December 15, 2018, and allowed for early adoption. The adoption of ASU No. 2018-02 did not have an impact on the Company’s financial position, results of operations and liquidity.

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

NOTE 3 – GOING CONCERN

As reflected in the financial statements, the Company had a working capital deficit of $(166,269) at September 30, 2019 and suffered a loss of $(128,339) for the nine months ended September 30, 2019. Which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At September 30, 2019, the Company had not attributed any value to the acquired trademarks.

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

NOTE 6 – CAPITAL STOCK

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

See Note 1 for information concerning the retirement of the Company’s Series A Preferred Stock.

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

On September 10, 2019, the Company borrowed $65,000 from an unrelated party. The loan bears interest at a rate of 10% per year and is due and payable on September 10, 2020. At any time on or before March 8, 2020 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 37%. After March 8, 2020 the Company may not repay the loan without the consent of the Lender. At any time after March 8, 2020 any unpaid principal is convertible into the Company's common stock at a conversion price equal to the market price of the Company's common stock multiplied by 65%. "Market Price" means the lowest trading price for the Company's common stock during the twenty trading days ending on the latest complete trading day prior to the conversion.

On October 1, 2019, the Company borrowed $42,500 from an unrelated third party. The loan bears interest at a rate of 10% per year and is due and payable on October 1, 2020. At any time on or before March 29, 2020 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 37%. After March 29, 2020 the Company may not repay the loan without the consent of the Lender. At any time after March 29, 2020 any unpaid principal is convertible into the Company's common stock at a conversion price equal to the market price of the Company's common stock multiplied by 65%. "Market Price" means the lowest trading price for the Company's common stock during the twenty trading days ending on the latest complete trading day prior to the conversion.

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

As of July 17, 2019 the Company was indebted to the following persons for funds they advanced to the Company:

William Alessi	$61,255.00
JanBella Group	$110,000.00
Chris Chumas	$50,287.40

William Alessi is an officer and director of the Company. JanBella Group is controlled by Mr. Alessi. Chris Chumas is a director of the Company.

On July 18, 2019 the Company issued Promissory Notes to Mr. Alessi, JanBella Group and Mr. Chumas to evidence the amounts they advanced to the Company. The Notes are due on demand, bear interest at 10% per year, and are secured by all of the Company's assets.

At the option of the Note Holders, the Notes may be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion of the Notes will be determined by dividing the principal amount to be converted (plus, at the option of the Note Holder, accrued and unpaid interest) by the lower of (i) $0.001 or, (ii) 50% of the lowest bid price during the forty-five consecutive trading day period ending on the trading day immediately prior to the conversion date.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from September 30, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At September 30, 2019, the Company had not attributed any value to the acquired trademarks.

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

As of September 30, 2019, these beverages were being sold in over 600 stores in the United States.

During the nine months ended September 30, 2019 the Company generated $177,477 in net sales, had cost of sales of $179,153, incurred general and administrative expenses totaling $125,812 and had a net loss of $(128,329). Revenue was from the sale of beverages.

See Note 1 to the financial statements included as part of this report for information concerning the retirement of the Company’s Series A Preferred Stock.

During the nine months ended September 30, 2018, the Company was inactive.

2

The Company did not, as of September 30, 2019, have any significant capital requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4 – Control and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on this evaluation, our Principal Executive and Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2019. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOOD HEMP, INC.

Date: November 14, 2019	By:	/s/ William Alessi
William Alessi
Chief Executive, Financial and Accounting Officer

5