Form 10-K
period 2019-12-31
Good Hemp, Inc.
filed 2020-03-30
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54509

GOOD HEMP, INC.
(Name of Small Business Issuer in its charter)

Nevada	45-2578051
(State of incorporation)	(IRS Employer Identification No.)

20311 Chartwell Center Drive, Ste. 1469 Cornelius, NC 28031	28031
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: 1-800-947-9197

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $585,573, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.39. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of March 27, 2020, the Company had 21,952,470 outstanding shares of common stock.

Documents incorporated by reference: None.

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

Item 1. Business

Throughout this Annual Report on Form 10-K, Good Hemp, Inc. is referred to as “we,” “our,” “us,” the “Company,” or “Good Hemp.”

Good Hemp, Inc. (the “Company” or “Good Hemp”), formerly known as Keyser Resources, Inc., and Lone Star Gold, Inc., was incorporated in the State of Nevada on November 26, 2007. The Company was inactive from September 30, 2013, through February 6, 2019. As of December 31, 2013, all the Company’s projects regarding La Candelaria and Chihuahua, Mexico (the Tailings Project) were abandoned, and all contracts incident to those projects expired and or were terminated.

The Company was involved in exploration and development of mining properties until September 30, 2013, when it discontinued operations. In June of 2017, the Company’s creditors filed a petition in the District Court of Harris County, Texas, for the appointment of a receiver. In August of 2017, Angela Collette was appointed receiver pursuant to the petition. In connection with the receivership, Ms. Collette was appointed President, Secretary, Treasurer and Director of the Company. In February 2018, Ms. Collette appointed William Alessi as a director of the Company and then resigned as a director and officer of the Company.

On February 6, 2019, the Company signed an agreement with S. Mark Spoone (“Spoone”) and Good Hemp Living, LLC. The Company issued to Spoone, 12,000,000 Class A Preferred Shares in consideration of the acquisition of Spoone’s trademarks and intellectual property, which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages. This event has been reported in the Company’s Current Report on Form 8-K dated February 12, 2019. The Company began conducting operations under the “Good Hemp” trade name and through the http://www.goodhemplivin.com/ website. Information contained on our website is not a part of this Annual Report on Form 10-K and is not incorporated herein.

The Company is now a North Carolina based company that is made up of industry veterans focused on exploiting niche markets in the hemp industry. Good Hemp® includes two lines of hemp-based beverages. Good Hemp® 2oh! is a hemp-derived, CBD-infused line of flavored waters and Good Hemp® fizz! is a line of carbonated hemp oil infused sodas. Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers. The “Good Hemp”, “CANNA HEMP” and “CANNA” IP owned by the Company was previously owned by one of the Company’s directors, S. Mark Spoone, and acquired by the Company in 2019.

By establishing a comprehensive distribution system, Good Hemp® has secured listings for its products with regional and national grocery and convenience chain stores.

Overview and Mission

Our mission is to be one of the market leaders in the development and marketing of natural and functional hemp-derived beverage products to a significant segment of the population and are convenient and appealing to consumers. We have an experienced management team of beverage industry, marketing and financial markets executives that have strong relationships in the industry.

Products

Good Hemp® 2oh!, CANNA HEMP and CANNA are a line-up of refreshing, all-natural, “good-for-you”, ready-to-drink waters in six flavors: blueberry-blast, island coco-lime, kiwi-strawberry, lemon-twist, mango-fandango and Q-cumbermint. Each Good Hemp® 2oh! beverage is 16.9 fluid ounces infused with 10 mg of hemp oil (CBD rich), 6g of prebiotic fiber, has 0 g of sugar, contains no artificial sweeteners or artificial flavors, is gluten free, vegan, and contains 0 net carbs.

Good Hemp® fizz is a line-up of carbonated refreshing, all-natural, “good-for-you”, “ready-to-drink carbonated beverages in three flavors: blueberry-bam, mango-tango and citrus-twist. Each Good Hemp® fizz beverage is 12 fluid ounces infused with 10 mg of hemp oil (CBD rich), 6 g of prebiotic fiber, contains no artificial sweeteners or artificial flavors, is gluten free and vegan.

We believe that the CBD market is well established and that there is an immediate demand for our products in North America and internationally.

Natural ingredients

The fact that Good Hemp® beverages contain no artificial flavors, colors, sweeteners or preservatives are gluten free and vegan gives them a unique profile that qualifies them for sale in various channels like health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage, Sunflower and others.

Our Growth Strategy

Expanding our US distribution reach to service national chain stores; increase awareness of our brand in the United States; securing additional chain, convenience and key account store listings for all our brands nationwide and internationally; -increasing our warehouse direct to retail channel; focusing on full service Class “A” distributors; and focusing on placing our products in produce, natural and cold sets as opposed to the grocery aisles.

Prominent Industry Acquisitions

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

Arizona Iced Tea® - turned down an offer from Coca-Cola® for $2.1 billion. At the time of the offer, Arizona Iced Tea® was selling approximately 25 million cases per year and had $500m in sales.

Industry Background

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

Distribution Systems

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

Production Facilities

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

Raw Materials

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

New Product Development

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

Intellectual Property

We own the following intellectual property: Good Hemp® trademark, Good Hemp 2oh!, Good Hemp fizz!, Canna Hemp and Canna beverage formulations.

Seasonality

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

Other Information

As of December 31, 2019, the Company did not have any employees.

The Company’s office is located at 20311 Chartwell Center Drive, Ste. 1469, Cornelius, NC 28031.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

None. The Company’s office space is provided free of charge by its officer and director, William Alessi.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since June 20, 2011, shares of the Company’s common stock have been quoted on the Over-the-Counter Market under the symbol “LSTG”.

On September 11, 2019 the Company's Board of Directors, pursuant to Nevada Revised Statute 92A.280, amended the Company's Articles of Incorporation to change the name of the Company from Lone Star Gold, Inc. to Good Hemp, Inc. The amendment was filed with the Nevada Secretary of State on September 12, 2019. On November 11, 2019, Good Hemp was notified by FINRA that the name change would become effective in the over-the-counter markets as of November 12, 2019, and the new ticker symbol for Good Hemp would be GHMP.

The following table summarizes the high and low historical closing prices of the Company’s common stock for the periods indicated.

Fiscal Year Ended December 31, 2018

	High	Low
First Quarter	0.030	0.003
Second Quarter	0.021	0.003
Third Quarter	0.016	0.003
Fourth Quarter	0.009	0.002

Fiscal Year Ended December 31, 2019

	High	Low
First Quarter	2.120	0.440
Second Quarter	1.340	0.350
Third Quarter	0.740	0.110
Fourth Quarter	0.590	0.280

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

As of December 31, 2019, the Company had 1,952,470 outstanding shares of common stock which were owned by approximately 20 shareholders of record and 30 million shares of preferred stock in treasury.

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

During the year ended December 31, 2019, the Company began limited operations. During the year ended December 31, 2018, the Company was essentially inactive. Except in 2018, the Company began its search for a viable activity and also expended considerable expenses for legal and audit fees in order to bring the Company current with all of its state and SEC filing requirements. As a result of its inactivity, the Company generated no revenue, had no expenses except as disclosed in the statement of operations for the year ended December 31, 2018, and had no assets for the years ended December 31, 2018. Following the close of the receivership in early 2018, the Company had no liabilities.

During the year ended December 31, 2019, the Company generated $259,962 in net sales, had cost of sales of $219,762 and generated a gross profit of $40,200. Operating losses were $154,146 and a net loss of $1,697,507.

As of December 31, 2019 and 2018 the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of December 31, 2019 and 2018, related party notes totaled $571,800 and $101,165, respectively, and 3rd party notes totaled $263,000 and $0, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 22, 2019, Thayer O'Neal Company, LLC (“Thayer O’Neal” or the “Former Accounting Firm”) resigned as our independent registered public accounting firm.

During our two most recent fiscal years and the interim period preceding the date of resignation, there were no disagreements with Thayer O'Neal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Thayer O'Neal's satisfaction, would have caused it to refer to the subject matter of the disagreement(s) in connection with any report it may have issued on our financial statements; and there were no "reportable events" as defined in Item 304(a)(1) of Regulation S-K of the Securities and Exchange Commission.

On November 7, 2019, the Company engaged Boyle CPA, LLC as our independent registered public accounting firm. During the two most recent fiscal years, and the subsequent interim period through the date of engagement, neither we, nor anyone engaged on our behalf, consulted with Boyle CPA, LLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

The change in our independent public accountants was approved by our Board of Directors.

During the two most recent fiscal years ended December 31, 2018, and December 31, 2019, there have been no disagreements with the Former Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accounting Firm would have caused them to make reference thereto in their report on the financial statements.

Item 9A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective. However, a controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company’s Chief Executive and Chief Financial Officer evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019. Due to the following:

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

Changes in Internal Control Over Financial Reporting

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a simple system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s officers and directors are listed below.

Name	Age	Position

William Alessi	48	Chief Executive, Financial and Accounting Officer and a Director
S. Mark Spoone	52	Director
Chris Chumas	34	Director
Jose E. Rodriguez	52	Chief Financial Officer

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

Mr. Alessi has been the Founder and CEO of Alpha Modus Corp. since August 2014, and the Managing Director of Hybrid Titan Management, LLC since September 11, 2000. He was formerly the interim CEO of RMD Entertainment Group, Inc. from April of 2017 through October of 2017, and was the interim CEO of Land Star, Inc. from April of 2017 to December of 2017.

Mr. Spoone has been the CEO and a director of American Hemp Ventures, Inc. since December 28, 2018, he was the founder of Cannalife USA, Ltd, and since 2013, was its CEO. Cannalife is one of the first companies to develop and market beverages using byproducts of hemp as an essential ingredient. Mr. Spoone is one of the founders of the National Hemp Association.

The Company believes that its director are qualified to serve as directors due to their experience in the capital markets and general business knowledge.

Mr. Chumas served as an IBM sales executive from 2008-2017. In 2017, he began working with erwin Inc. as an Enterprise Solution Strategist. He also serves as the Chief Strategy Officer and on the Board of Alpha Modus Corp since 2018.

Mr. Rodriguez is a Partner with TechCXO, where he has worked since 2019. Prior to 2019, Mr. Rodriguez was the Corporate Restructuring CFO for TCA Capital (2018), the Chief Accounting Officer for BankUnited (2017), Interim CFO for Miami Tees Inc. (2016) and Director for DHG (2013 – 2015), and he has 25 years of general finance, accounting, and mergers and acquisition experience with Big 4 and Fortune 500.

The Company does not have an independent director, as that term is defined in Section 803 of the NYSE Company Guide. The Company does not have a financial expert.

The Company has not adopted a code of ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions.

Management Changes

∙•

In August 2017, Angela Collette was appointed receiver of the Company pursuant to a petition filed by the Company’s creditors in District Court, Harris County, Texas. In addition, in 2018 Ms. Collette was appointed President, Secretary, Treasurer and a director of the Company.

•	In February 2018, William Alessi was appointed a director and the Company’s Chief Executive, Financial and Accounting Officer.

•	Following Mr. Alessi’s appointment as a director of the Company, Ms. Collette’s position as receiver ended and Ms. Collette resigned as an officer and director of the Company.

•	Prior to the receivership, Mark Townsend was the Company’s sole officer and director. Mr. Townsend was removed February 2018.

•	On December 3, 2018, the Company appointed S. Mark Spoone to be a director.

•	On July 11, 2019, Chris Chumas was appointed director.

•	On November 19, 2019, Mr. Rodriguez was appointed Chief Financial Officer.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2019.

Name and				Stock	Option	Other Annual
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	(1)	(2)	(3)	(4)	(5)	($)

William Alessi	2019	$-	$-	$-	$-	$200,000	$200,000
Chief Executive Officer

Chris Chumas	2019	$-	$-	$-	$-	$100,000	$100,000
Director

William Alessi	2018	$-	$-	$30,100	$-	$-	$30,100
Chief Executive Officer

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)

All other compensation received that could not be properly reported in any other column of the table. The Company issued a $200,000 note to Mr. Alessi and $100,000 to Mr. Chumas in consideration for the purchase of 12,000,000 and 6,000,000 of Class A Preferred Shares from Mr. Alessi and Mr. Chumas, respectively.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors. During the year ended December 31, 2018, the Company provided Mr. Alessi in accordance with his employment agreement dated February 12, 2018 – 30,000,000 Class A Preferred Shares stock each share having 100 equivalent votes, and 100,000 shares of common stock, each share having 1 vote, having a total value of $30,100.

On July 22, 2019, the Company purchased 12,000,000 shares of its Class A Preferred Shares from William Alessi and 6,000,000 shares of its Class A Preferred Shares from Chris Chumas for $200,000 and $100,000, in consideration respectively. Payment for the preferred shares was in the form of a Note. The Note bears interest at 8% per year, is due and payable on December 31, 2019 and is unsecured.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2019, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of December 31, 2019, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

Name and Address	Title of Class	Number of Shares	Percent of Class

William Alessi	Common Stock	1,000	0.1%
20311 Chartwell Center Drive
Suite 1469
Cornelius, NC 28031

S. Mark Spoone	Common Stock	375,000	19.2%
4833 Front Street, Ste B-405
Castle Rock, CO 80104

All Officers and Directors as a group (2 persons)	Common Stock	376,000	19.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2018, William Alessi, our CEO and a director, was issued 1,000 shares of common stock and 30,000,000 shares of the Company’s Class A Preferred Shares (“Class A Preferred Stock”). Each share of Class A Preferred Stock is convertible into 100 shares of Company common stock, subject to adjustment, and is entitled to 100 votes on any matter upon which the holder of common stock is entitled to vote.

As set out in the Company’s Current Report on Form 8-K filed on February 12, 2019, Mr. Alessi, the Company’s CEO and a director, returned 12,000,000 shares of the Company’s Class A Preferred Stock to the Company for cancellation. Prior to the cancellation, Mr. Alessi owned 24,000,000 shares of the Company’s Class A Preferred Stock, and after Mr. Alessi’s cancellation and the issuance of the Shares to Mr. Spoone, Mr. Alessi and Mr. Spoone each owned 12,000,000 shares of the Company’s Class A Preferred Stock.

The cancellation of Mr. Alessi’s Class A Preferred Shares, and the issuance of the Class A Preferred Shares to Mr. Spoone (the “Cancellation and Issuance”), constituted a change in control of the Company as each share of Class A Preferred Stock entitled the holder thereof to 100 votes per share, and there were approximately 143,361,963 shares of Company common stock outstanding, and 30,000,000 shares of Class A Preferred Stock outstanding, immediately prior to the Cancellation and Issuance. Mr. Alessi therefore controlled approximately 76.4% of the votes associated with the capital stock of the Company before the Cancellation and Issuance, and after the Cancellation and Issuance, Mr. Alessi and Mr. Spoone now each control approximately 38.2% of the votes associated with the capital stock of the Company.

On or about February 6, 2019, as set out in a Form 3 on February 19, 2019, Mr. William Alessi, the Company’s CEO and one of its directors, personally sold 6,000,000 shares of the Company’s Class A Preferred Stock to Chris Chumas for $100,000.

On July 11, 2019, the Company appointed Chris Chumas as a director of the Company.

On July 22, 2019, the Company purchased 12,000,000 and 6,000,000 shares of its Class A Preferred Stock from William Alessi and Chris Chumas, respectively. Payment for the preferred stock was in the form of a Note issued to each shareholder. The Notes bear interest at 8% per year, are due and payable on December 31, 2019, and are unsecured.

On July 22, 2019, S. Mark Spoone converted his 12,000,000 shares of the Company's Class A Preferred Stock into 450,000 shares of the Company's common stock.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2019 and 2018 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2019	2018
Audit fees	$6,500	$5,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$6,500	$5,000

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Annual Report on Form 10-K filed on May 25, 2018)
3.2	Bylaws (incorporated by reference to Annual Report on Form 10-K filed on May 25, 2018)
10.1

Intellectual Property Purchase Agreement dated February 6, 2019, by and between the Company and Good Hemp Living, LLC (incorporated by reference to Current Report on Form 8-K filed on February 12, 2019)

10.2	Consulting Agreement effective November 19, 2019, between the Company and TechCXO Boston, LLC (incorporated by reference to Current Report on Form 8-K filed on November 22, 2019)
10.3	Branding Agreement between the Company and Spire Holdings, LLC, effective as of February 28, 2020 (incorporated by reference to Current Report on Form 8-K filed on March 2, 2020)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Good Hemp, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Hemp, Inc. (the “Company”) as of December 31, 2019, the related statements of operations, stockholders’ deficit, and cash flows for year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company’s continuing operating losses, working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

March 27, 2020

361 Hopedale Drive SE Bayville, NJ 08721	P (732) 822-4427 F (732) 510-06651

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

Houston, Texas

April 15, 2019

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

Current assets
Cash	$48,088	$-
Inventory	271,462	-
Total current assets	319,550	-

Other assets
Intangibles – Trademarks	12,000	-

Total assets	$331,550	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$19,035	$9,763
Interest payable	28,689	-
Convertible notes payable	62,339	-
Convertible notes payable- related parties	252,608	100,165
Derivative liabilities	2,026,314	-
Total current liabilities	2,388,985	109,928

Total liabilities	2,388,985	109,928

Stockholders' deficit
Preferred stock – Class A Preferred Shares
Authorized - 30,000,000, par value $0.001
Issued and outstanding- nil (2018 - 30,000)	-	30,000
Common stock
Authorized - 150,000,000, par value $0.001
Issued and outstanding- 1,952,470 (2018 -1,443,720)
	1,953	1,435
Additional paid-in capital	4,868,548	5,089,066
Accumulated deficit	(6,927,936)	(5,230,429)
Total stockholders' deficit	(2,057,435)	(109,928)

Total liabilities and stockholders' deficit	$331,550	$-

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2019	2018

Net sales	$259,962	$-

Cost of sales	219,762	-

Gross profit	40,200	-

Operating Expenses	194,346	101,118

Operating loss	(154,146)	(101,118)

Other income (expense)
Loss on derivative liabilities	(1,200,712)	-
Interest expense	(341,975)	-
Other expense	(674)	-
Total other income (expense)	(1,543,361)	-

Net Loss	$(1,697,507)	$(101,118)

Loss per share - basic and diluted	$(1.01)	$(0.07)

Weighted average shares - basic and diluted	1,688,460	1,435,046

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,697,507)	$(101,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	341,975	-
Loss on derivative liabilities	1,200,712	-
Stock issued for services	-	30,100
Changes in operating assets and liabilities
Inventory	(271,462)	-
Accounts payable and accrued liabilities	10,933	9,763
Due to related parties	(48,138)	-
Net Cash Used in Operating Activities	(463,487)	(61,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes to owners	198,575	61,255
Proceeds from Issuance of notes to 3rd parties	313,000	-
Net Cash Provided by Financing Activities	511,575	61,255

Net change in cash	48,088	-
Cash and cash equivalents - Beginning of Year	-	-
Cash and cash equivalents- End of Year	$48,088	$-

SUPPLEMENTAL NON-CASH INFORMATION
Acquisition of trademark	$12,000	$-
Conversion of preferred shares into notes	300,000	-
Conversion of notes payable into common stock	50,000	-

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Common
	Common		Stock		Preferred		Additional		Total
	Stock		Issuable		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2017	1,433,720	$1,434	-	$-	-	$-	$5,088,967	$(5,129,311)	$(38,910)

Stock issued for services	1,000	1	0	-	30,000,000	30,000	99	-	30,100

Net loss - December 31, 2018								(101,118)	(101,118)

Balance - December 31, 2018	1,434,720	$1,435	-	$-	30,000,000	$30,000	$5,089,066	$(5,230,429)	$(109,928)

			Common
	Common		Stock		Preferred		Additional		Total
	Stock		Issuable		Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	1,434,720	$1,435	-	$-	30,000,000	$30,000	$5,089,066	$(5,230,429)	$(109,928)

Return of preferred stock to treasury	-	-	-	-	(12,000,000)	(12,000)	-	-	(12,000)

Purchase of intellectual property	-	-	-	-	12,000,000	12,000	-	-	12,000

Conversion of note payable into common stock	-	0	67,750	68	0	0	49,932	-	50,000

Conversion of note payable to common stock	67,750	68	(67,750)	(68)	-	$-	$-	-	-

Preferred stock purchase					(18,000,000)	(18,000)	(282,000)		(300,000)

Conversion of preferred stock to common stock	450,000	450			(12,000,000)	(12,000)	11,550		-

Net loss - December 31, 2019								(1,697,507)	(1,697,507)

Balance - December 31, 2019	1,952,470	$1,953	-	$-	-	$-	$4,868,548	$(6,927,936)	$(2,057,435)

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 – NATURE OF OPERATIONS

Good Hemp, Inc. (the “Company” or “Good Hemp”), formerly known as Lone Star Gold, Inc., formerly known as Keyser Resources, Inc., was incorporated in the State of Nevada on November 26, 2007.

Shortly after September 30, 2013, the Company ceased operation as it was in default of certain creditor obligations. In 2017, the Company was put into receivership to satisfy those outstanding creditor claims. In 2018 the Company emerged from receivership and commenced operations including bringing all necessary SEC filings up-to-date.

On February 6, 2019, the Company signed an agreement with S. Mark Spoone and Good Hemp Living, LLC. (“Spoone”). The Company transferred to Spoone, 12,000,000 Class A Preferred Shares in consideration for the acquisition of Spoone’s trademarks and intellectual property which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages. The Company has begun conducting operations under the “Good Hemp” trade name.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.

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

(f) Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer.

(g) Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company recognizes revenue upon completion of our performance obligations or expiration of the contractual time to use services such as professional service hours purchased in bulk for a given time period.

(h) Inventory

Inventory consisting of raw materials and finished product is stated at the lower of cost (first in, first out method) or net realizable value.

(i) Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

(j) Net Loss Per Common Share

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

(k) Income Taxes

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

(l) Commitment and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(m) Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

(n) Recently Issued Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recurring operating losses, an accumulated deficit and a working capital deficiency. Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is subject to United States income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Income tax(payable) recovery at statutory rate of 21%	$356,476	$21,235
Valuation allowance change	(356,476)	(21,235)
Provision for income taxes	$--	$--

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

On February 6, 2019 as set out in a Form 3 on February 19, 2019 Mr. William Alessi, the Company’s CEO and one of its directors, personally sold 6,000,000 shares of the Company’s Class A Preferred Shares to Chris Chumas.

On February 12, 2019 Chris Chumas acquired 6,000,000 Class A Preferred Shares from William Alessi for $100,000 in cash.

On July 11, 2019 Good Hemp appointed Chris Chumas as a director of the Company.

On July 18, 2019 the Company issued Promissory Notes to Mr. Alessi, JanBella Group and Mr. Chumas to evidence the amounts they advanced to the Company. The Notes are due on demand, bear interest at 10% per year, and are secured by all of the Company's assets.

On July 22, 2019 the Company purchased 12,000,000 and 6,000,000 shares of its Class A Preferred Shares from William Alessi and Chris Chumas, respectively. Payment for the Class A Preferred Shares was in the form of a $200,000 and $100,000 Note to William Alessi and Chris Chumas. The Note bears interest at 8% per year, is due and payable on December 31, 2019 and is unsecured.

On July 22, 2019 S. Mark Spoone converted his 12,000,000 shares of the Company's Class A Preferred Shares into 450,000 shares of the Company's common stock.

At December 31, 2019, the Company had $571,800 due to William Alessi and Chris Chumas. These amounts are convertible into common stock at the lower of (i) $0.001 or, (ii) 50% of the lowest bid price during the forty-five consecutive trading day period ending on the trading day immediately prior to the applicable conversion date.

NOTE 6 – NOTES PAYABLE

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

On September 10, 2019, the Company borrowed $65,000 from an unrelated party. The loan bears interest at a rate of 10% per year and is due and payable on September 10, 2020. At any time on or before March 10, 2020 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 37%. After March 10, 2020 the Company may not repay the loan without the consent of the Lender. At any time after March 8, 2020 any unpaid principal is convertible into the Company's common stock at a conversion price equal to the market price of the Company's common stock multiplied by 65%. "Market Price" means the lowest trading price for the Company's common stock during the twenty trading days ending on the latest complete trading day prior to the conversion.

On September 30, 2019, the Company borrowed $42,500 from an unrelated third party. The loan bears interest at a rate of 10% per year and is due and payable on October 1, 2020. At any time on or before March 30, 2020 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 37%. After March 30, 2020 the Company may not repay the loan without the consent of the Lender. At any time after March 29, 2020 any unpaid principal is convertible into the Company's common stock at a conversion price equal to the market price of the Company's common stock multiplied by 65%. "Market Price" means the lowest trading price for the Company's common stock during the twenty trading days ending on the latest complete trading day prior to the conversion.

On October 8, 2019, the Company borrowed $103,000 from an unrelated third party. The loan bears interest at a rate of 10% per year and is due and payable on October 8, 2020. At any time on or before April 8, 2020 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After April 8, 2020 the Company may not repay the loan without the consent of the Lender. At any time after March 29, 2020 any unpaid principal is convertible into the Company's common stock at a conversion price equal to the market price of the Company's common stock multiplied by 65%. "Market Price" means the lowest trading price for the Company's common stock during the twenty trading days ending on the latest complete trading day prior to the conversion.

On November 18, 2019, the Company borrowed $52,500 from an unrelated third party. The loan bears interest at a rate of 10% per year and is due and payable on November 18, 2020. At any time on or before May 18, 2020 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After May 18, 2020 the Company may not repay the loan without the consent of the Lender. At any time after March 29, 2020 any unpaid principal is convertible into the Company's common stock at a conversion price equal to the market price of the Company's common stock multiplied by 65%. "Market Price" means the lowest trading price for the Company's common stock during the twenty trading days ending on the latest complete trading day prior to the conversion.

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2019, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Year ended
December 31, 2019
Expected term	1.00 years
Expected average volatility	410%
Expected dividend yield	-
Risk-free interest rate	1.59%

The fair value measurements of the derivative liabilities at December 31, 2019 is summarized:

Total	Level 1	Level 2	Level 3
$2,026,314	$-	$-	$2,026,314

NOTE 8 – PURCHASE OF INTELLECTUAL PROPERTY

On February 6, 2019, the Company, entered into an Intellectual Property Purchase Agreement with S. Mark Spoone, a Colorado corporation, to acquire all of Mr. Spoone’s intellectual property associated with Mr. Spoone’s “Good Hemp” hemp-derived CBD-infused line of consumer beverages, for a purchase price consisting of 12,000,000 shares of the Company’s Class A Preferred Shares for a total value of $12,000. The transaction was completed on February 12, 2019.

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462. At September 30, 2019, the Company had not attributed any value to the acquired trademarks.

NOTE 9 – TERMINATION OF MATERIAL CONTRACT

In 2018, the Company had entered into an agreement with Infinity, Inc. On February 6, 2019, the Company terminated its agreement with Infinity since the transaction had not closed by January 14, 2019, as required by the agreement.

NOTE 10 – CAPITAL STOCK

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed except as follows:

On January 29, 2020, the Company issued 7,000,000 shares of its common stock to each William Alessi and Chris Chumas, respectively for partial conversion of promissory notes in the principal amount of $7,000 each, respectively.

Effective February 28, 2020, the Company entered into a Branding Agreement (the “Branding Agreement”) with Spire Holdings, LLC (“Spire”), pursuant to which the Company will immediately issue Spire 6,000,000 shares of the Company’s common stock (the “Spire Shares”), and Spire will provide the Company (i) 7 primary NASCAR Cup Series No. 77 entry automobile, team and drivers (“Car”) sponsorships, and (ii) 25 associate or secondary sponsorships in connection with the Car, subject to NASCAR and network television approval. Pursuant to the Branding Agreement, Spire will have some antidilution protection and piggyback registration rights with respect to the Spire Shares.

On March 5, 2020, the Company paid $93,368.32 to PowerUp Lending Group, Ltd. (the “Lender”) pursuant to the Company’s convertible promissory note issued to the Lender on or about September 9, 2019 (the “Note”), in complete satisfaction of all amounts owed to the Lender pursuant to the Note. As a result, the Note has been extinguished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HEMP, INC.

Dated: March 27, 2020	By:	/s/ William Alessi
William Alessi
Chief Executive Officer

	By:	/s/ Jose Rodriguez
Jose Rodriguez
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Chief Executive Officer	March 27, 2020
William Alessi	Officer and a Director

/s/ Jose Rodriguez	Chief Financial Officer	March 27, 2020
Jose Rodriguez	Officer

16