Form 10-Q
period 2020-03-31
Good Hemp, Inc.
filed 2020-05-13
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

GOOD HEMP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive, Suite 1469 Cornelius, North Carolina 28031	1-800-947-9197
(Address of principal executive offices) (Zip code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

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

As of May 8, 2020 there were 21,952,470 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2020	2019
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets
Cash	$21,756	$48,088
Inventory	254,844	271,462
Prepaid expenses	9,563	-
Total current assets	286,163	319,550

Other assets
Branding agreement	2,700,000	-
Intellectual property	12,000	12,000
Total assets	$2,998,163	$331,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,222	$19,035
Interest payable	39,399	28,689
Convertible notes payable	74,025	62,339
Convertible notes payable- related parties	282,626	252,608
Derivative liabilities	2,123,877	2,026,314
Total liabilities	2,530,148	2,388,985

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - Class A Preferred Shares Authorized - 30,000,000, par value $0.001 no shares Issued and outstanding at March 31, 2020 and December 31, 2019.	-	-
Common stock Authorized - 150,000,000, par value $0.001, 21,952,470 shares issued and outstanding at March 31, 2020 and 1,952,470 shares issued and outstanding at December 31, 2019.	21,953	1,953
Additional paid in capital	7,562,548	4,868,548
Accumulated deficit	(7,116,487)	(6,927,936)
Total stockholders' equity (deficit)	468,014	(2,057,435)
Total liabilities and stockholders' equity (deficit)	$2,998,163	$331,550

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC. (FORMERLY LONE STAR GOLD, INC.)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2020	2019

Net sales	$70,443	$-
Cost of sales	67,877	-
Gross profit	2,566	-

Operating expenses	79,438	7,849
Operating loss	(76,871)	(7,849)

Other income (expense)
Loss on derivative liabilities	(97,562)	-
Interest expense	(13,802)	-
Other expense	(315)	-
Total other income (expense)	(111,679)	-

Net Loss	$(188,551)	$(7,849)

Loss per share - basic and diluted	$(0.014)	$(0.005)

Weighted average number of common shares- basic and diluted	13,600,822	1,434,720

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP INC.

(FORMERLY LONE STAR GOLD, INC.)

 CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

 FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Stock		Common Stock Issuable		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2019	1,434,720	$1,435	-	$-	30,000,000	$30,000	$5,089,066	$(5,230,429)	$(109,928)

Return of preferred stock to treasury	-	-	-	-	(12,000,000)	(12,000)	-	-	(12,000)

Purchase of intellectual property	-	-	-	-	12,000,000	12,000	-	-	12,000

Conversion of note payable into common stock	-	-	67,750	68	-	-	49,932	-	50,000

Net loss - March 31, 2019	-	-	-	-	-	-	-	(7,849)	(7,849)

Balance - March 31, 2019	1,434,720	$1,435	67,750	$68	30,000,000	$30,000	$5,138,998	$(5,238,278)	$(67,777)

	Common Stock		Common Stock Issuable		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	1,952,470	$1,953	-	$-	-	$-	$4,868,548	$(6,927,936)	$(2,057,435)

Issue of common shares - Branding Agreement	6,000,000	6,000					2,694,000		2,700,000

Shares issued to - William Alessi	7,000,000	7,000					-		7,000

Shares issued to - Chris Chumas	7,000,000	7,000					-		7,000

Net loss - March 31, 2020								(188,551)	(188,551)

Balance - March 31, 2020	21,952,470	$21,953	-	$0.00	-	$0.00	$7,562,548	$(7,116,487)	$468,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

 CONDENSED STATEMENT OF CASH FLOWS

 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Cash flows from operating activities:
Net income(Loss)	$(188,551)	$(7,849)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Non-cash interest expense	13,802	-
Loss on derivative liabilities	97,562	-
Stock issued for services	-	-
Changes in operating assets and liabilities
Sundry deposits	-	(25,000)
Prepaid expenses	(9,563)	-
Inventory	16,618	-
Accounts payable and accrued liabilities	(8,813)	(8,867)
Net Cash Used in Operating Activities	(78,945)	(41,716)

Cash flows from financing activities:
Notes payable - net	52,414	50,000
Net Cash Provided by Financing Activities	52,414	50,000

Net change in cash	(26,531)	8,284

Cash and cash equivalents - Beginning of Period	48,088	-

Cash and cash equivalents- End of Period	$21,756	$8,284

Supplemental non-cash information
Purchase of intellectual property in exchange for Class A preferred shares	$-	$12,000
Spire Branding Agreement for common shares	$2,700,000	$-
Conversion of notes payable into common stock	$14,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Good Hemp, Inc. (the “Company” or “Good Hemp”), formerly known as Keyser Resources, Inc., and Lone Star Gold, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013 when it discontinued operations. In 2017, the Company was put into receivership and in 2018, it emerged from receivership. On September 11, 2019, the Company's Board of Directors, pursuant to Nevada Revised Statute 92A.280, amended the Company's Articles of Incorporation to change the name of the Company from Lone Star Gold, Inc. to Good Hemp, Inc. The amendment was filed with the Nevada Secretary of State on September 12, 2019. On November 11, 2019, Good Hemp was notified by FINRA that; (i) the name change will become effective in the over-the-counter markets as of November 12, 2019, and (ii) the new ticker symbol for Good Hemp will be GHMP.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and has a year-end of December 31.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These financial statements should be read in conjunction with that report.

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

Fair Value of Financial Instruments

The FASB issued ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

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

Concentration and Credit Risk

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At March 31, 2020, an allowance was not deemed necessary.

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

The Company follows ASC 440-10, Commitments, to report accounting for certain commitments.

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

In February 2018, the FASB issued ASU No. 2018-02 (ASU No. 2018-02), “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amended the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Reform Act signed into law on December 22, 2017, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and does not apply to any future tax effects stranded in accumulated other comprehensive income. This standard was effective for fiscal years beginning after December 15, 2018 and allowed for early adoption. The adoption of ASU No. 2018-02 did not have an impact on the Company’s financial position, results of operations and liquidity.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. This pronouncement did not have a material impact on our financial statements.

The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,243,986 at March 31, 2020 and suffered a loss of $188,551 for the three months ended March 31, 2020. Which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At March 31, 2020, the Company had not attributed any value to the acquired trademarks.

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

The Company recorded an intangible asset in the amount of $2,700,000 based on the closing price of GHMP common shares of $0.45 on February 28,2020.

NOTE 5 – NOTES PAYABLE

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

On March 30, 2020, the Company entered into a securities purchase agreement (the “SPA”) with Power Up Lending Group Ltd., a Virginia corporation (the “Investor”), pursuant to which the Company agreed to issue to the Investor a 10% Convertible Promissory Note (the “Note”), dated March 23, 2020, in the principal amount of $67,500. The Note was funded by the Investor on March 30, 2020, and on such date pursuant to the SPA, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,500. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions.

The Note matures 12 months after the date of the Note on March 23, 2021. The Note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the Note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the Note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor.

The Note carries a prepayment penalty if the Note is paid off in 60, 90, 120,150, or 180 days following the Note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115%, 120%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

NOTE 6 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party. Mr. William Alessi, CEO, is the Principal Executive Officer and director of the Company. The JanBella Group is an entity controlled by Mr. Alessi. Chris Chumas is a director and a minority shareholder of the Company.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010. An additional advance from Mr. Bideaux of $38,910 remains unpaid.

On February 6, 2019, Mr. William Alessi, the Company’s CEO and one of its directors, personally sold 6,000,000 shares of the Company’s Class A Preferred Shares to Chris Chumas for $100,000 in cash.

During the quarter ended March 31, 2019, Mr. Alessi returned to treasury 12,000,000 shares of Class “A” preferred shares to facilitate the acquisition of certain intellectual property as disclosed below and in Note 4 below. As result $12,000 has been added to his loan account in lieu of payment.

On July 18, 2019, the Company issued Promissory Notes to Mr. Alessi, JanBella Group and Mr. Chumas to evidence the amounts they advanced to the Company. The Notes are due on demand, bear interest at 10% per year, and are secured by all of the Company's assets. At the option of the Note Holders, the Notes may be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion of the Notes will be determined by dividing the principal amount to be converted (plus, at the option of the Note Holder, accrued and unpaid interest) by the lower of (i) $0.001 or, (ii) 50% of the lowest bid price during the forty-five consecutive trading day period ending on the trading day immediately prior to the conversion date.

On July 22, 2019, the Company purchased shares of its Class A Preferred Shares from the following persons:

	Class A
Name	Preferred Shares	Consideration
William Alessi	12,000,000	$200,000	(1)

Chris Chumas	6,000,000	$100,000	(1)

____________

(1) Payment for the preferred shares was in the form of a Note. The Note bears interest at 8% per year, is due and payable on December 31, 2019 and is unsecured.

On July 22, 2019 S. Mark Spoone converted his 12,000,000 shares of the Company's Class A Preferred Stock into 450,000 shares of the Company's common stock.

The following table presents principal amounts due, common and preferred shares holding William Alessi and Chris Chumas of March 31, 2020:

		Interest	Common Shares	Preferred Shares
Name	Principal	rate	#	#
Chris Chumas	$143,287	8% - 10%	7,000,000	nil

William Alessi	349,317	0% - 10%	6,971,000	nil

JanBella Group	110,000	10%	nil

Total	$602,605

See Part II – Other Information regarding the sale of unregistered securities and use of proceeds.

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2020, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Quarter ended
March 31, 2020
Expected term	1.00 years
Expected average volatility	425%
Expected dividend yield	-
Risk-free interest rate	1.59%

The fair value measurements of the derivative liabilities at March 31, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$2,123,877	$-	$-	$2,123,877

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of May 11, 2020, the Company did not have any legal actions pending against it.

Commitments

The Company entered into various Seed Resale Agreements to sell Hemp seeds to growers. The Company is obligated to purchase from the growers’ minimum future quantities of hemp bio-mass.

NOTE 9 – CAPITAL STOCK

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

On February 6, 2019, the Company issued 12,000,000 shares of its Class “A” preferred shares to S. Mark Spoone in consideration for the acquisition of Spoone’s trademarks and intellectual property, which included all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand. Since then, the Company has been conducting operations under the “Good Hemp” trade name.

On February 12, 2019 Chris Chumas acquired 6,000,000 shares of preferred stock from William Alessi for $100,000 in cash.

During the quarter ended March 31, 2019, Mr. Alessi returned to treasury 12,000,000 shares of Class “A” preferred shares to facilitate the acquisition of certain intellectual property as disclosed in Note 4. As result $12,000 has been added to his loan account in lieu of payment.

On January 29, 2020, the Company issued 7,000,000 shares of its common stock to each William Alessi and Chris Chumas, respectively for partial conversion of promissory notes in the principal amount of $7,000 each, respectively.

On February 28, 2020, the Company entered into a Branding Agreement (the “Branding Agreement”) with Spire Holdings, LLC (“Spire”), pursuant to which the Company will immediately issue Spire 6,000,000 shares of the Company’s common stock (the “Spire Shares”), and Spire will provide the Company (i) 7 primary NASCAR Cup Series No. 77 entry automobile, team and drivers (“Car”) sponsorships, and (ii) 25 associate or secondary sponsorships in connection with the Car, subject to NASCAR and network television approval. Pursuant to the Branding Agreement, Spire will have some anti-dilution protection and piggyback registration rights with respect to the Spire Shares.

See Part II – Other Information regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – TERMINATION OF MATERIAL CONTRACT

In 2018, the Company had entered into an agreement with Infinity, Inc.(“Infinity”). On February 6, 2019, the Company terminated its agreement with Infinity since the transaction had not closed by January 14, 2019, as required by the agreement.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from March 31, 2020 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed, except for:

Effective April 8, 2020, the Company and its lender, GS Capital Partners, LLC, entered into a forbearance agreement relating to the Lender’s promissory note dated October 8, 2019, in the original principal amount of $103,000, pursuant to which the Company would pay the Lender $40,000 by April 10, 2020, and $80,000 by May 10, 2020. The Company made both payments, with the final payment made on May 11, 2020, since May 10, 2020, was a Sunday, and the lender’s note is now considered paid in full.

Effective May 8, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd., a Virginia corporation (the “Investor”), pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated May 7, 2020, in the principal amount of $42,000. The note was funded by the Investor on May 8, 2020, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 7, 2021. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview and Product Brands

The Company was formed as a Nevada corporation on November 26, 2007.

The Company was involved in exploration and development of mining properties until September 30, 2013when it discontinued operations. In June 2017, the Company’s creditors filed a petition in the District Court of Harris County, Texas for the appointment of a receiver. In August of 2017, Angela Collette was appointed receiver pursuant to the petition. In connection with the receivership, Ms. Collette was appointed President, Secretary, Treasurer and Director of the Company. In February 2018, Ms. Collette appointed William Alessi as a director of the Company and then resigned as a director and officer of the Company.

On February 6, 2019, the Company issued 12,000,000 Class A Preferred Shares to S. Mark Spoone in consideration of the acquisition of Mr. Spoone’s trademarks and intellectual property, which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand. Since then, the Company has been conducting operations under the “Good Hemp” trade name and through the http://www.goodhemplivin.com/ website. Information on this website is not a part of this report on Form 10-Q.

On April 30, 2019, the Company acquired from Mr. Spoone the “CANNA HEMP” and “CANNA” trademarks including all rights and trade secrets and related inventory for cash consideration totaling $32,462.39. At March 31, 2020, the Company had not attributed any value to these acquired trademarks.

Products

Good Hemp® includes two lines of hemp-based beverages, Good Hemp® 2oh! and Good Hemp® fizz! sodas.

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

As of March 31, 2020, these beverages were being sold in over 600 stores in the United States.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for nonemerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue

During the three months ended March 31, 2020, the Company generated $70,443 in net sales compared to $ - for the same period in 2019. The increase is primarily due to the sale of product.

Operating Expenses

The Company had cost of sales of $67,877 for the three months ended March 31, 2010 compared to $ - for the same period in 2019. The increase was primarily due to the sale of product.

The Company incurred general and administrative expenses totaling $79,438 for the three months ended March 31, 2020 compared to $7,849 for the same period in 2019. The increase was primarily due to professional fees.

Net Loss

The Company had a net loss of $188,551 for the three months ended March 31, 2020 compared to a net loss of $7,849 for the same period in 2019.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash and cash equivalents of $21,756. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

As of March 31, 2020, and 2019, the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of March 31, 2020, and 2019, related party notes totaled $282,626 and $252,608, respectively, and third-party notes totaled $74,025 and $62,339, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,243,986 at March 31, 2020, and had a loss of $188,551 for the three months ended March 31, 2020, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Reclassification of Certain Expenses

The results of operations as of March 31, 2020 were prepared on a consistent basis with prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. – Control and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

●	The Company does not have a majority of independent directors;
●

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

●	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and
●	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.
●

To remediate our internal control weaknesses, management intends to implement the following measures: as funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements; the Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting; and upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management hopes to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2020, the Company issued shares of its common stock to the persons, in the amounts and for the consideration shown below.

Name	Shares	Consideration

William Alessi	7,000,000	Partial conversion of promissory note in the principal amount of $7,000

Chris P. Chumas	7,000,000	Partial conversion of promissory note in the principal amount of $7,000

The Company relied upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, in connection with issuance of these securities as the common stock was issued in exchange for debt of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

Effective February 28, 2020, the Company entered into a Branding Agreement (the “Branding Agreement”) with Spire Holdings, LLC (“Spire”), pursuant to which the Company issued Spire 6,000,000 shares of the Company’s common stock (the “Spire Shares”), and Spire will provide the Company (i) 7 primary NASCAR Cup Series No. 77 entry automobile, team and drivers (“Car”) sponsorships, and (ii) 25 associate or secondary sponsorships in connection with the Car, subject to NASCAR and network television approval. The Spire Shares were sold to Spire in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

10.2	Consulting Agreement effective November 19, 2019, between the Company and TechCXO Boston, LLC (incorporated by reference to Current Report on Form 8-K filed on November 22, 2019)

10.3	Branding Agreement between the Company and Spire Holdings, LLC, effective as of February 28, 2020 (incorporated by reference to Current Report on Form 8-K filed on March 2, 2020)

31.1	Certification by the Principal Executive Officer

31.2	Certification by the Principal Accounting Officer

32.1	Certifications by the Principal Executive and Accounting Officers

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HEMP, INC.

Date: May 13, 2020	/s/ William Alessi
William Alessi
Chief Executive Officer

Date: May 13, 2020	/s/ Jose Rodriguez
Jose Rodriguez
Chief Financial Officer

