Form 10-Q
period 2020-06-30
Good Hemp, Inc.
filed 2020-08-13
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2020, there were 21,952,470 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

 GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash	$36,140	$48,088
Accounts receivable	99,977	-
Inventory	199,484	271,462
Prepaid expenses	7,864	-
Total current assets	343,465	319,550

Other assets
Branding agreement	2,700,000	-
Intellectual property	12,000	12,000
Total assets	$3,055,465	$331,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Convertible notes, net of discounts	$140,617	$62,339
Convertible notes to related parties, net of discounts	830,616	252,608
Notes payable	19,100	-
Accounts payable	91,916	19,035
Interest payable	33,996	28,689
Derivative liabilities	2,123,877	2,026,314
Total current liabilities	3,240,122	2,388,985
Total liabilities	3,240,122	2,388,985

Stockholders' equity (deficit)
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 0 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock - 150,000,000 shares authorized, $0.001 par value, 21,952,470 and 1,952,470 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	21,953	1,953
Additional paid in capital	7,562,548	4,868,548
Accumulated deficit	(7,769,158)	(6,927,936)
Total stockholders' equity (deficit)	(184,657)	(2,057,435)
Total liabilities and stockholders' equity (deficit)	$3,055,465	$331,550

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$210,903	$106,937	$281,346	$106,937
Cost of sales	144,592	107,497	212,469	107,497
Gross profit	66,311	(560)	68,877	(560)

Operating expenses	86,149	31,764	165,587	39,613
Operating loss	(19,838)	(32,324)	(96,710)	(40,173)

Other income (expense)
Loss on derivative liabilities	(629,782)	-	(727,344)	-
Interest expense	(3,366)	-	(17,168)	-
Other expense	315	1,760	-	1,760
Total other income (expense)	(632,833)	(1,760)	(744,512)	(1,760)

Net loss	$(652,671)	$(34,084)	$(841,222)	$(41,933)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Weighted average number of common shares - basic and diluted	21,952,470	1,502,470	17,776,646	1,462,419

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(unaudited)

	Preferred		Common		Additional	Accumu-
	Stock		Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	30,000,000	$30,000	1,434,720	$1,435	$5,089,066	$(5,230,429)	$(109,928)
Return of preferred stock to treasury	(12,000,000)	(12,000)	-	-	-	-	(12,000)
Purchase of intellectual property	12,000,000	12,000	-	-	-	-	12,000
Conversion of note payable into common stock	-	-	67,750	68	49,932	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(7,849)	(7,849)
Balance, March 31, 2019	30,000,000	$30,000	1,502,470	$1,503	$5,138,998	$(5,238,278)	$(67,777)
Net loss for the three months ended June 30, 2019						(34,084)	(34,084)
Balance, June 30, 2019	30,000,000	$30,000	1,502,470	$1,503	$5,138,998	$(5,272,362)	$(101,861)

Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$(2,057,435)
Issuance of common stock for branding agreement	-	-	6,000,000	6,000	2,694,000	-	2,700,000
Issuance of common stock to William Alessi	-	-	7,000,000	7,000	-	-	7,000
Issuance of common stock to Chris Chumas	-	-	7,000,000	7,000	-	-	7,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(188,551)	(188,551)
Balance, March 31, 2020	-	$-	21,952,470	$21,953	$7,562,548	$(7,116,487)	$468,014
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(652,671)	(652,671)
Balance, June 30, 2020	-	$-	21,952,470	$21,953	$7,562,548	$(7,769,158)	$(184,657)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(unaudited)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(841,222)	$(41,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest expense	(17,168)	-
Loss on derivative liabilities	(727,344)	-
Changes in operating assets and liabilities:
Accounts receivable	(99,977)	(13,484)
Prepaid expenses	(7,864)	(240)
Inventory	71,978	(33,212)
Deposits	-	(135,786)
Accounts payable	72,881	38,698
Interest payable	5,307	-
Net cash used in operating activities	(1,543,409)	(185,921)

Cash flows from financing activities:
Owner advance	-	202,698
Convertible notes payable to related parties, net of discounts	1,531,461	-
Net cash provided by financing activities	1,531,461	202,698

Net change in cash	(11,948)	16,777

Cash and cash equivalents - beginning of period	48,088	-

Cash and cash equivalents - end of period	$36,140	$16,777

Supplemental non-cash information
Purchase of intellectual property in exchange for Class A preferred shares	$-	$12,000
Spire Branding Agreement for common stock	$2,700,000	$-
Conversion of notes payable into common stock	$14,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Good Hemp, Inc. (the “Company” or “Good Hemp”), formerly known as Keyser Resources, Inc., and Lone Star Gold, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013, when it discontinued operations. In 2017, the Company was put into receivership and in 2018, it emerged from receivership. On September 11, 2019, the Company's Board of Directors, pursuant to Nevada Revised Statute 92A.280, amended the Company's Articles of Incorporation to change the name of the Company from Lone Star Gold, Inc. to Good Hemp, Inc. The amendment was filed with the Nevada Secretary of State on September 12, 2019.

The Company is now a North Carolina based company that is made up of industry veterans focused on exploiting niche markets in the hemp industry. Good Hemp® includes two lines of hemp-based beverages. Good Hemp® 2oh! is a hemp-derived, CBD-infused line of flavored waters, and Good Hemp® fizz! is a line of carbonated hemp oil infused sodas. Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers.

By establishing a comprehensive distribution system, Good Hemp® has secured listings for its products with regional and national grocery and convenience chain stores.

The outbreak of the coronavirus (COVID-19) resulted in increased travel restrictions, and shutdown of businesses, which may cause slower recovery of the economy. We may experience impact from quarantines, market downturns and changes in customer behavior related to pandemic fears and impact on our workforce if the virus continues to spread. In addition, one or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. The extent to which the coronavirus impacts our results will depend on future developments and reactions throughout the world, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. It is likely to result in a potential material adverse impact on our business, results of operations and financial condition. Wider-spread COVID-19 globally could prolong the deterioration in economic conditions and could cause decreases in or delays in advertising spending and reduce and/or negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations.

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

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At June 30, 2020, an allowance was not deemed necessary.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2013 remain open to examination by U.S. federal and state tax jurisdictions.

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

NOTE 3 – GOING CONCERN

The Company's unaudited condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recurring operating losses, an accumulated deficit and a working capital deficiency. Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,896,657 at June 30, 2020 and had a loss of $841,222 for the six months ended June 30, 2020, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At June 30, 2020, the Company had not attributed any value to the acquired trademarks.

Effective February 28, 2020, the Company entered into a Branding Agreement (the “Branding Agreement”) with Spire Holdings, LLC (“Spire”), pursuant to which the Company would immediately issue Spire 6,000,000 shares of the Company’s common stock (the “Spire Shares”), and Spire would provide the Company (i) 7 primary NASCAR Cup Series No. 77 entry automobile, team and drivers (“Car”) sponsorships, and (ii) 25 associate or secondary sponsorships in connection with the Car, subject to NASCAR and network television approval. Pursuant to the Branding Agreement, Spire has some antidilution protection and piggyback registration rights with respect to the Spire Shares.

The Company recorded an intangible asset in the amount of $2,700,000 based on the closing price of GHMP common shares of $0.45 on February 28,2020.

NOTE 5 – NOTES PAYABLE

On March 14, 2019, the Company borrowed $50,000 from an unrelated third party. The loan was unsecured, bore interest at 8% per year, and was due and payable on September 14, 2019. At the option of the note holder, the note may at any time be converted into shares of the Company’s common stock. The number of shares to be issued upon conversion would be determined by dividing the amount to be converted by 60% of the average of the three lowest closing prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. If at any time prior to July 14, 2020, the Company sold or issued any shares of its common stock at a price below $1.20 per share, the Company would issue such number of additional shares of its common stock to the note holder as determined by the following:

A

B = C

A

$1.20 = D

C – D = Number of additional shares to be issued to the note holder

Where:

A = The principal amount of the note previously converted by the note holder.

B = The price per share at which the Company’s common stock was sold or issued.

On March 15, 2019, the note holder exercised its option to convert the note into 67,750 restricted shares of the Company’s common stock. The common stock was issued to the note holder in April 2019.

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

During the quarter ended March 31, 2019, Mr. Alessi returned to treasury 12,000,000 shares of Class “A” preferred shares to facilitate the acquisition of certain intellectual property as disclosed below and in Note 4 above. As a result, $12,000 has been added to his loan account in lieu of payment.

On July 18, 2019, the Company issued promissory notes to Mr. Alessi, JanBella Group and Mr. Chumas to evidence the amounts they advanced to the Company. The notes are due on demand, bear interest at 10% per year, and are secured by all of the Company's assets. At the option of the noteholders, the notes may be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion of the notes will be determined by dividing the principal amount to be converted (plus, at the option of the noteholder, accrued and unpaid interest) by the lower of (i) $0.001 or, (ii) 50% of the lowest bid price during the forty-five consecutive trading day period ending on the trading day immediately prior to the conversion date.

On or about July 22, 2019, the Company purchased shares of its Class A Preferred Shares from the following persons:

	Class A
Name	Preferred Shares	Consideration
William Alessi	12,000,000	$200,000	(1)

Chris Chumas	6,000,000	$100,000	(1)

____________

(1) Payment for the preferred shares was in the form of notes. The notes bear interest at 8% per year, are due and payable on December 31, 2019, and are unsecured.

On or about July 22, 2019, S. Mark Spoone converted his 12,000,000 Class A Preferred Shares into 450,000 shares of the Company's common stock.

On January 29, 2020, the Company issued 7,000,000 shares of its common stock to each of William Alessi and Chris Chumas, respectively, for partial conversion of their promissory notes in the principal amount of $7,000 each, respectively.

The following table presents principal amounts due, and common and preferred shares held by William Alessi, Chris Chumas and S. Mark Spoone as of June 30, 2020:

		Interest	Common Shares	Preferred Shares
Name	Principal	rate	#	#
Chris Chumas	$143,287	8%-10%	7,000,000	nil

William Alessi	349,317	0%-10%	6,971,050(1)	nil

JanBella Group (2)	110,000	10%	nil	nil

S. Mark Spoone	nil		450,000	nil

Total	$602,605

(1) Includes 6,971,000 shares held in the name of Mr. Alessi’s trust, and 50 shares held in the name of Mr. Alessi’s IRA.

(2) Mr. Alessi’s entity.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2020, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Six Months ended
June 30, 2020
Expected term	1.00 years
Expected average volatility	425%
Expected dividend yield	-
Risk-free interest rate	1.59%

The fair value measurements of the derivative liabilities at June 30, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$2,123,877	$-	$-	$2,123,877

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of August 12, 2020, the Company did not have any legal actions pending against it.

Commitments

The Company entered into various Seed Resale Agreements to sell Hemp seeds to growers. The Company is obligated to purchase from the growers’ minimum future quantities of hemp biomass.

NOTE 9 – CAPITAL STOCK

On February 28, 2019, the Company was advised that FINRA had received the necessary documentation to announce a 1:100 reverse split. This corporate action took effect on March 1, 2019, and on that date every 100 outstanding shares of the Company’s common stock share were automatically converted into one share of common stock (with fractional shares rounded up to the nearest whole share). The accompanying financials have been retroactively adjusted to reflect the 1:100 reverse split.

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

On January 29, 2020, the Company issued 7,000,000 shares of its common stock to each of William Alessi and Chris Chumas, respectively, for partial conversion of promissory notes in the principal amount of $7,000 each, respectively.

On February 28, 2020, the Company entered into a Branding Agreement (the “Branding Agreement”) with Spire Holdings, LLC (“Spire”), pursuant to which the Company would immediately issue Spire 6,000,000 shares of the Company’s common stock (the “Spire Shares”), and Spire would provide the Company (i) 7 primary NASCAR Cup Series No. 77 entry automobile, team and drivers (“Car”) sponsorships, and (ii) 25 associate or secondary sponsorships in connection with the Car, subject to NASCAR and network television approval. Pursuant to the Branding Agreement, Spire has some anti-dilution protection and piggyback registration rights with respect to the Spire Shares.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – TERMINATION OF MATERIAL CONTRACT

In 2018, the Company had entered into an agreement with Infinity, Inc. (“Infinity”). On February 6, 2019, the Company terminated its agreement with Infinity since the transaction had not closed by January 14, 2019, as required by the agreement.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from June 30, 2020, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed other than as set forth below.

Effective July 1, 2020, the Board of Directors (the “Board”) of the Company appointed Scott Shellady to serve as the Chief Strategic Officer of the Company. In connection with Mr. Shellady’s appointment, on or about June 24, 2020 (with an effective date of July 1, 2020), the Company entered into a consulting services agreement with Mr. Shellady, pursuant to which Mr. Shellady would (i) render marketing, sales, distribution, and branding services to the Company; and (ii) would be paid $5,000 per month and 100,000 shares of Company common stock for services rendered during the initial term from July 1, 2020, through December 31, 2020.

On July 21, 2020, the Company filed with the State of Nevada a Certificate of Designation designating 250,000 shares of the Company’s authorized preferred stock as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”). Each share of Series B-1 Preferred Stock is convertible into 1.667 shares of Company common stock (subject to a 4.99% beneficial ownership limitation). The Series B-1 Preferred Stock entitles the holder to piggy-back registration rights and one vote per share.

Also, on July 21, 2020, the Company filed with the State of Nevada a Certificate of Designation designating 750,000 shares of the Company’s authorized preferred stock as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”). Each share of Series B-2 Preferred Stock is convertible into a number of shares of Company common stock equal to $1.00 divided by (i) the lesser of $0.60 or 60% of the 14-day average closing price of the Company’s common stock at the time of conversion (the “Market Price”) if the conversion occurs within 6 months of July 21, 2020, or (ii) 60% of the Market Price if the conversion occurs at least 6 months after July 21, 2020 (subject to a 4.99% beneficial ownership limitation). The Series B-2 Preferred Stock entitles the holder to one vote per share.

On July 29, 2020, the Company sold a third party investor (the “Investor”) the following securities (the “Securities”) for an aggregate purchase price of $250,000: (i) 250,000 shares of the Series B-1 Preferred Stock, (ii) non-cashless warrants to purchase 250,000 shares of the Series B-2 Preferred Stock for $1.00 per share terminating on January 21, 2021, (iii) non-cashless warrants to purchase 250,000 shares of the Series B-2 Preferred Stock for $1.00 per share terminating on July 21, 2021, and (iv) non-cashless warrants to purchase 250,000 shares of the Series B-2 Preferred Stock for $1.00 per share terminating on January 21, 2022.

On July 31, 2020, the Company issued a Convertible Promissory Note (the “JRF Note”) to JRF AZ Investments II, LP (the “JRF Investor”), in the principal amount of $60,000, which was funded on July 31, 2020. The JRF Note matured six months after the date of the note and was convertible into shares of the Company’s common stock at a conversion price equal to 60% of the average closing price during the 10 trading day period ending on the trading day prior to conversion. On August 1, 2020, the JRF Investor elected to convert the entire JRF Note into Company common stock and was subsequently issued 111,359 shares of Company common stock in conversion thereof.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 30, 2020, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview and Product Brands

The Company was formed as a Nevada corporation on November 26, 2007. The Company was involved in exploration and development of mining properties until September 30, 2013, when it discontinued operations. In June 2017, the Company’s creditors filed a petition in the District Court of Harris County, Texas for the appointment of a receiver. In August of 2017, the court appointed a receiver (who was subsequently appointed as an officer and director of the Company), and in February 2018, the receiver appointed William Alessi as a director of the Company and then resigned as a director and officer of the Company.

On February 6, 2019, the Company acquired trademarks and intellectual property, which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand. Since then, the Company has been conducting operations under the “Good Hemp” trade name and through the http://www.goodhemplivin.com/ website. Information on this website is not a part of this report on Form 10-Q.

On April 30, 2019, the Company acquired from Mr. Spoone the “CANNA HEMP” and “CANNA” trademarks including all rights and trade secrets and related inventory. At June 30, 2020, the Company had not attributed any value to these acquired trademarks.

The Company is now a North Carolina based company that is made up of industry veterans focused on exploiting niche markets in the hemp industry. The Company’s Good Hemp® products include two lines of hemp-based beverages described below. Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers.

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

As of June 30, 2020, these beverages were being sold in over 600 stores in the United States.

Overview and Mission

Our mission is to be one of the market leaders in the development and marketing of natural and functional hemp-derived beverage products to a significant segment of the population, with the products being convenient and appealing to consumers. We have an experienced management team of beverage industry, marketing and financial markets executives that have strong relationships in the industry.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue

During the three months ended June 30, 2020, the Company generated $210,903 in net sales compared to $106,937 for the same period in 2019. The increase is primarily due to increased sales of the Company’s products.

Operating Expenses

The Company had cost of sales of $144,592 for the three months ended June 30, 2020, compared to $106,718 for the same period in 2019. The increase was primarily due to increased sales of the Company’s products.

The Company incurred general and administrative expenses totaling $86,149 for the three months ended June 30, 2020, compared to $34,267 for the same period in 2019. The increase was primarily due to increasing professional fees associated with being a public company and increasing operations.

Net Loss

The Company had a net loss of $652,671 for the three months ended June 30, 2020, compared to a net loss of $34,048 for the same period in 2019. This increase was primarily due to an increase in the Company’s derivative liabilities associated with convertible promissory notes which recorded a loss on derivative liabilities of $629,782, as compared to $0 for the same period in 2019.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue

During the six months ended June 30, 2020, the Company generated $281,346 in net sales compared to $106,937 for the same period in 2019. The increase is primarily due to increased sales of the Company’s products.

Operating Expenses

The Company had cost of sales of $212,469 for the six months ended June 30, 2020, compared to $106,718 for the same period in 2019. The increase was primarily due to increased sales of the Company’s products.

The Company incurred general and administrative expenses totaling $165,587 for the six months ended June 30, 2020 compared to $42,116 for the same period in 2019. The increase was primarily due to increasing professional fees associated with being a public company and increasing operations.

Net Loss

The Company had a net loss of $841,222 for the six months ended June 30, 2020, compared to a net loss of $41,897 for the same period in 2019. This increase was primarily due to an increase in the Company’s derivative liabilities associated with convertible promissory notes which recorded a loss on derivative liabilities of $727,344, as compared to $0 for the same period in 2019.

Liquidity and Capital Resources

We had cash used in operations of $1,543,409 for the six months ended June 30, 2020, compared to $185,921 for the six months ended June 30, 2019. The increase in cash used in operating activities for the six months ended June 30, 2020 is attributable to the loss on derivative liabilities of $727,344 and the net loss of $841,222 compared to $0 and $41,897, respectively, for the same period ended June 30, 2019.

We had cash used in investing activities of $0 for the six months ended June 30, 2020, and $0 for the six months ended June 30, 2019.

We had cash provided by financing activities of $1,531,461 for the six months ended June 30, 2020, compared to cash used in $202,698 for the same period in 2019.

As of June 30, 2020, the Company had cash and cash equivalents of $36,140. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of June 30, 2020, and 2019, the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of June 30, 2020, and December 31, 2019, related party notes totaled $830,616 and $252,608, respectively, and third-party notes totaled $140,617 and $62,339, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,896,657 at June 30, 2020, and had a loss of $841,222 for the six months ended June 30, 2020, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of June 30, 2020 were prepared on a consistent basis with prior periods.

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

•	The Company does not have a majority of independent directors;
•

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

•	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and
•	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.
•

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

Effective February 28, 2020, the Company entered into a Branding Agreement (the “Branding Agreement”) with Spire Holdings, LLC (“Spire”), pursuant to which the Company issued Spire 6,000,000 shares of the Company’s common stock (the “Spire Shares”), and Spire would provide the Company (i) 7 primary NASCAR Cup Series No. 77 entry automobile, team and drivers (“Car”) sponsorships, and (ii) 25 associate or secondary sponsorships in connection with the Car, subject to NASCAR and network television approval. The Spire Shares were sold to Spire in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Effective July 1, 2020, the Board of Directors (the “Board”) of the Company appointed Scott Shellady to serve as the Chief Strategic Officer of the Company. Mr. Shellady, age 54, is a frequent television contributor on Fox News, CNBC, BBC, CNN, and SKY, is an Adjunct Professor of Finance at DePaul University, and is known internationally as “The Cow Guy.”  Mr. Shellady has a broad and strong range of technical and trade experience in cash equities, commodities, and financial products in the three main geographies of North America, Europe, and Asia. On June 24, 2020, the Company entered into a consulting services agreement with Mr. Shellady, pursuant to which Mr. Shellady would (i) render marketing, sales, distribution, and branding services to the Company; and (ii) would be paid $5,000 per month and 100,000 shares of Company common stock (the “Shellady Shares”) for services rendered during the initial term from July 1, 2020, through December 31, 2020. The Shellady Shares were sold to Mr. Shellady in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

GOOD HEMP, INC.

Date: August 13, 2020	/s/ William Alessi
William Alessi
Chief Executive Officer

Date: August 13, 2020	/s/ Jose Rodriguez
Jose Rodriguez
Chief Financial Officer

