Form 10-Q
period 2020-09-30
Good Hemp, Inc.
filed 2020-11-25
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 24, 2020, there were 22,263,829 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$37,752	$48,088
Accounts receivable	7,210	-
Inventory	172,971	271,462
Prepaid expenses	130,616	-
Total current assets	348,549	319,550

Other assets
Branding agreement	2,700,000	-
Investment	63,433	-
Intellectual property	12,000	12,000
Total assets	$3,123,982	$331,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes, net of discounts	$286,910	$62,339
Convertible notes to related parties, net of discounts	400,575	252,608
Notes payable	19,100	-
Accounts payable	145,094	19,035
Interest payable	33,027	28,689
Derivative liabilities	2,173,802	2,026,314
Total current liabilities	3,058,508	2,388,985
Total liabilities	3,058,508	2,388,985

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 0 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	250	-
Common stock - 150,000,000 shares authorized, $0.001 par value, 22,263,829 and 1,952,470 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	22,264	1,953
Additional paid in capital	7,962,062	4,868,548
Accumulated deficit	(7,919,102)	(6,927,936)
Total stockholders' deficit	65,474	(2,057,435)
Total liabilities and stockholders' deficit	$3,123,982	$331,550

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net sales	$102,010	$70,540	$383,356	$177,477
Cost of sales	77,688	71,656	290,157	179,153
Gross profit	24,322	(1,116)	93,199	(1,676)

Operating expenses	290,922	86,208	456,511	125,821
Operating loss	(266,600)	(87,324)	(363,312)	(127,497)

Other income (expense)
Loss on derivative liabilities	119,848	-	(607,496)	-
Interest expense	(3,192)	-	(20,360)	-
Other expense	-	918	-	(842)
Total other income (expense)	116,657	918	(627,855)	(842)

Net loss	$(149,944)	$(86,406)	$(991,166)	$(128,339)

Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.08)

Weighted average number of common shares - basic and diluted	21,952,470	1,843,679	17,776,646	1,598,441

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

	Preferred		Common		Additional	Accumu-
	Stock		Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	30,000,000	$30,000	1,434,720	$1,435	$5,089,066	$(5,230,429)	$(109,928)
Return of preferred stock to treasury	(12,000,000)	(12,000)	-	-	-	-	(12,000)
Purchase of intellectual property	12,000,000	12,000	-	-	-	-	12,000
Conversion of note payable into common stock	-	-	67,750	68	49,932	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(7,849)	(7,849)
Balance, March 31, 2019	30,000,000	$30,000	1,502,470	$1,503	$5,138,998	$(5,238,278)	$(67,777)
Net loss for the three months ended June 30, 2019						(34,084)	(34,084)
Balance, June 30, 2019	30,000,000	$30,000	1,502,470	$1,503	$5,138,998	$(5,272,362)	$(101,861)
Preferred stock purchase	(18,000,000)	(18,000)	-	-	(282,000)	-	(300,000)
Conversion of preferred stock to common stock	(12,000,000)	(12,000)	450,000	450	11,550	-	-
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(86,406)	(86,406)
Balance, September 30, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(5,358,768)	$(488,267)

Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$(2,057,435)
Issuance of common stock for branding agreement	-	-	6,000,000	6,000	2,694,000	-	2,700,000
Issuance of common stock to William Alessi	-	-	7,000,000	7,000	-	-	7,000
Issuance of common stock to Chris Chumas	-	-	7,000,000	7,000	-	-	7,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(188,551)	(188,551)
Balance, March 31, 2020	-	$-	21,952,470	$21,953	$7,562,548	$(7,116,487)	$468,014
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(652,671)	(652,671)
Balance, June 30, 2020	-	$-	21,952,470	$21,953	$7,562,548	$(7,769,158)	$(184,657)
Issuance of Series B-1 preferred stock	250,000	250	-	-	249,750	-	250,000
Issuance of common stock for conversion of convertible note	-	-	111,359	111	59,889	-	60,000
Issuance of common stock for services	-	-	160,000	160	119,840	-	120,000
Issuance of common stock for joint venture	-	-	40,000	40	19,960		20,000
Amortization of derivative liabilities	-	-	-	-	(49,925)		(49,925)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(149,944)	(149,944)
Balance, September 30, 2020	250,000	$250	22,263,829	$22,264	$7,962,062	$(7,919,102)	$65,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(991,166)	$(128,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	-
Stock-based compensation	52,500	-
Loss on derivative liabilities	(607,496)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,210)	(15,443)
Prepaid expenses	(130,616)	-
Inventory	98,491	(239,196)
Accounts payable	126,059	61,234
Interest payable	4,338	-
Net cash used in operating activities	(1,455,099)	(321,744)

Cash flows from investing activities:
Acquisition of intellectual property	-	(12,000)
Net cash flows from investing activities	-	(12,000)

Cash flows from financing activities:
Convertible notes payable to related parties, net of discounts	147,967	-
Convertible notes payable, net of discounts	966,084	-
Issuance of notes payable	19,100
Conversion of note payables to common stock, net	60,000	50,000
Issuance of preferred stock	250,000	12,000
Issuance of note to unrelated party	-	62,000
Issuance of notes to owner, net of owner advances	-	214,030
Net cash provided by financing activities	1,443,151	338,030

Net change in cash	(11,948)	4,286

Cash and cash equivalents - beginning of period	48,088	-

Cash and cash equivalents - end of period	$36,140	$4,286

Supplemental non-cash information
Preferred stock purchases and returns to treasury, net	$-	$300,000
Conversion of preferred stock into common stock	$-	$12,000
Non-cash interest expense	$-	$9,655
Spire Branding Agreement for common stock	$2,700,000	$-
Conversion of notes payable into common stock	$14,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The unaudited condensed financial statements of the Company for the three and six month periods ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At September 30, 2020, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,709,959 at September 30, 2020 and had a loss of $991,166 for the nine months ended September 30, 2020, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At September 30, 2020, the Company had not attributed any value to the acquired trademarks.

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

Effective May 8, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd., a Virginia corporation (“Power Up”), pursuant to which the Company agreed to issue to the Power Up an 8% Convertible Promissory Note, dated May 7, 2020, in the principal amount of $42,000. The note was funded by the Power Up on May 8, 2020, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Power Up for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 7, 2021. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by Power Up. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

On July 31, 2020, the Company issued a Convertible Promissory Note (the “JRF Note”) to JRF AZ Investments II, LP (the “JRF Investor”), in the principal amount of $60,000, which was funded on July 31, 2020. The JRF Note matured nine months after the date of the note and was convertible into shares of the Company’s common stock at a conversion price equal to 60% of the average closing price during the 10 trading day period ending on the trading day prior to conversion. On August 1, 2020, the JRF Investor elected to convert the entire JRF Note into Company common stock and was subsequently issued 111,359 shares of Company common stock in conversion thereof.

On August 4, 2020, the Company entered into a securities purchase agreement with DGF Services, Inc. The note is for $10,000 bearing interest at 7% per annum and has a conversion price of $0.60 per share.  The note matures on February 3, 2021.

On August 18, 2020, the Company entered into a securities purchase agreement with Power Up pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated August 18, 2020, in the principal amount of $128,000. The note was funded by the Investor on August 18, 2020, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on August 17, 2021. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

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

The following table presents principal amounts due, and common and preferred shares held by William Alessi, Chris Chumas and S. Mark Spoone as of September 30, 2020:

		Interest	Common Shares		Preferred Shares
Name	Principal	rate	#		#
Chris Chumas	$143,287	8%-10%	7,000,000		nil

William Alessi	349,317	0%-10%	6,971,050	(1)	nil

JanBella Group (2)	110,000	10%	nil		nil

S. Mark Spoone	nil		450,000		nil

Total	$602,605

(1) Includes 6,971,000 shares held in the name of Mr. Alessi’s trust, and 50 shares held in the name of Mr. Alessi’s IRA.

(2) Mr. Alessi’s entity.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2020, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2020
Expected term	1.00 years
Expected average volatility	425%
Expected dividend yield	-
Risk-free interest rate	1.59%

The fair value measurements of the derivative liabilities at September 30, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$2,123,877	$-	$-	$2,123,877

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of November 24, 2020, the Company did not have any legal actions pending against it.

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

Effective July 1, 2020, Scott Shellady was appointed to serve as the Chief Strategic Officer of the Company. On June 24, 2020, the Company entered into a consulting services agreement with Mr. Shellady, pursuant to which Mr. Shellady would (i) render marketing, sales, distribution, and branding services to the Company; and (ii) would be paid $5,000 per month and 100,000 shares of Company common stock for services rendered during the initial term from July 1, 2020, through December 31, 2020.

Effective July 31, 2020, the Company issued a Convertible Promissory Note to JRF AZ Investments II, LP in the principal amount of $60,000, which was funded on July 31, 2020. The Note matured six months after the date of the Note and was convertible into shares of the Company’s common stock at a conversion price equal to 60% of the average closing price during the 10 trading day period ending on the trading day prior to conversion. On August 1, 2020, JRF AZ Investments II, LP elected to convert the entire Note into Company common stock and was subsequently issued 111,359 shares of Company common stock in conversion thereof.

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”), an individual, for the purpose of cultivating hemp. Hervey is a licensed hemp cultivator in good standing under the laws of North Carolina with approximately 3,700 square feet of greenhouse cultivation space and approximately 9 acres of farmable land (the “Facility”). Under the joint venture agreement, Good Hemp will contribute up to $160,000 for the preparation of the Facility, as well as up to $174,000 as ongoing operational expenses for the joint venture, and Hervey will contribute exclusive use of the Facility, as well as purchase services and/or purchase or lease necessary equipment for the planting, cultivation and irrigation for growing hemp, and profits shall be split equally by the parties after reimbursement of expenses paid by the parties. The joint venture shall conduct business under the name “Olin Farms, LLC”. On or about August 20, 2020, the Company compensated Hervey $53,433.33 for the initial expenses of the joint venture. The payment was made as follows: (i) a check payable to Hervey in the amount of $33,433.33, and (ii) the issuance of 40,000 shares of Company common stock in lieu of a $20,000 cash payment.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from September 30, 2020, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed other than as set forth below.

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

On April 30, 2019, the Company acquired from Mr. Spoone the “CANNA HEMP” and “CANNA” trademarks including all rights and trade secrets and related inventory. At September 30, 2020, the Company had not attributed any value to these acquired trademarks.

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

As of September 30, 2020, these beverages were being sold in over 600 stores in the United States.

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

Results of Operations

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue

During the three months ended September 30, 2020, the Company generated $102,010 in net sales compared to $70,540 for the same period in 2019. The increase is primarily due to increased sales of the Company’s products.

Operating Expenses

The Company had cost of sales of $77,688 for the three months ended September 30, 2020, compared to $71,656 for the same period in 2019. The increase was primarily due to increased sales of the Company’s products.

The Company incurred general and administrative expenses totaling $290,922 for the three months ended September 30, 2020, compared to $86,208 for the same period in 2019. The increase was primarily due to increasing professional fees associated with being a public company and increasing operations.

Net Loss

The Company had a net loss of $149,944 for the three months ended September 30, 2020, compared to a net loss of $86,406 for the same period in 2019. This increase was primarily due to an increase in the Company’s derivative liabilities associated with convertible promissory notes which recorded a gain on derivative liabilities of $119,848, as compared to $0 for the same period in 2019.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue

During the nine months ended September 30, 2020, the Company generated $383,356 in net sales compared to $177,477 for the same period in 2019. The increase is primarily due to increased sales of the Company’s products.

Operating Expenses

The Company had cost of sales of $290,157 for the nine months ended September 30, 2020, compared to $179,153 for the same period in 2019. The increase was primarily due to increased sales of the Company’s products.

The Company incurred general and administrative expenses totaling $456,511 for the nine months ended September 30, 2020 compared to $125,821 for the same period in 2019. The increase was primarily due to increasing professional fees associated with being a public company and increasing operations.

Net Loss

The Company had a net loss of $991,166 for the nine months ended September 30, 2020, compared to a net loss of $128,339 for the same period in 2019. This increase was primarily due to an increase in the Company’s derivative liabilities associated with convertible promissory notes which recorded a loss on derivative liabilities of $607,496, as compared to $0 for the same period in 2019.

Liquidity and Capital Resources

We had cash used in operations of $1,455,099 for the nine months ended September 30, 2020, compared to $321,744 for the nine months ended September 30, 2019. The increase in cash used in operating activities for the nine months ended September 30, 2020 is attributable to the loss on derivative liabilities of $607,496 and the net loss of $991,166 compared to $0 and $128,339, respectively, for the same period ended September 30, 2019.

We had cash used in investing activities of $0 for the nine months ended September 30, 2020, and $12,000 for the nine months ended September 30, 2019.

We had cash provided by financing activities of $1,443,151 for the nine months ended September 30, 2020, compared to cash provided by $338,030 for the same period in 2019.

As of September 30, 2020, the Company had cash and cash equivalents of $37,752. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of September 30, 2020, and 2019, the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of September 30, 2020, and December 31, 2019, related party notes totaled $400,575 and $252,608, net of discounts, respectively, and third-party notes totaled $286,910 and $62,339, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,709,959 at September 30, 2020, and had a loss of $991,166 for the nine months ended September 30, 2020, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of September 30, 2020 were prepared on a consistent basis with prior periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 1, 2020, Scott Shellady was appointed to serve as the Chief Strategic Officer of the Company. On June 24, 2020, the Company entered into a consulting services agreement with Mr. Shellady, pursuant to which Mr. Shellady would (i) render marketing, sales, distribution, and branding services to the Company; and (ii) would be paid $5,000 per month and 100,000 shares of Company common stock (the “Shellady Shares”) for services rendered during the initial term from July 1, 2020, through December 31, 2020. The Shellady Shares were issued to Mr. Shellady in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On July 29, 2020, the Company sold a third party investor (the “Investor”) the following securities (the “Securities”) for an aggregate purchase price of $250,000: (i) 250,000 shares of the Company’s Series B-1 Convertible Preferred Stock, (ii) non-cashless warrants to purchase 250,000 shares of the Company’s Series B-2 Convertible Preferred Stock for $1.00 per share terminating on January 21, 2021, (iii) non-cashless warrants to purchase 250,000 shares of the Company’s Series B-2 Convertible Preferred Stock for $1.00 per share terminating on July 21, 2021, and (iv) non-cashless warrants to purchase 250,000 shares of the Company’s Series B-2 Convertible Preferred Stock for $1.00 per share terminating on January 21, 2022. The Securities were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the Investor was accredited, and the transaction did not involve a public offering.

Effective July 31, 2020, the Company issued a Convertible Promissory Note to JRF AZ Investments II, LP in the principal amount of $60,000, which was funded on July 31, 2020. The Note matured six months after the date of the Note and was convertible into shares of the Company’s common stock at a conversion price equal to 60% of the average closing price during the 10 trading day period ending on the trading day prior to conversion. On August 1, 2020, JRF AZ Investments II, LP elected to convert the entire Note into Company common stock and was subsequently issued 111,359 shares of Company common stock in conversion thereof. The Company relied upon the exemptions provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, in connection with issuance of these securities as the common stock was issued in exchange for debt of the Company held by the lender, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transaction did not involve a public offering.

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”), an individual, for the purpose of cultivating hemp. Hervey is a licensed hemp cultivator in good standing under the laws of North Carolina with approximately 3,700 square feet of greenhouse cultivation space and approximately 9 acres of farmable land (the “Facility”). Under the joint venture agreement, Good Hemp will contribute up to $160,000 for the preparation of the Facility, as well as up to $174,000 as ongoing operational expenses for the joint venture, and Hervey will contribute exclusive use of the Facility, as well as purchase services and/or purchase or lease necessary equipment for the planting, cultivation and irrigation for growing hemp, and profits shall be split equally by the parties after reimbursement of expenses paid by the parties. The joint venture shall conduct business under the name “Olin Farms, LLC”. On or about August 20, 2020, the Company compensated Hervey $53,433.33 for the initial expenses of the joint venture. The payment was made as follows: (i) a check payable to Hervey in the amount of $33,433.33, and (ii) the issuance of 40,000 shares of Company common stock in lieu of a $20,000 cash payment. These shares were issued to Hervey in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
3.2	Articles of Merger (changing Company name) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on May 25, 2018, file no. 000-54509)
3.4	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
3.5	Certificate of Designation of Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
5.1	Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
10.1

Intellectual Property Purchase Agreement, between the Company and Good Hemp Living, LLC, dated February 6, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 12, 2019, file no. 000-54509)

10.2

Branding Agreement between the Company and Spire Holdings, LLC, effective as of February 28, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 2, 2020, file no. 000-54509)

10.3

Joint Venture Agreement of Olin Farms, LLC, between the Company and Paul Hervey, dated July 1, 2020 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.4

Promissory Note dated July 17, 2019, issued by the Company to William Alessi (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.5

Promissory Note dated July 17, 2019, issued by the Company to JanBella Group, LLC (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.6

Promissory Note dated July 17, 2019, issued by the Company to Chris P. Chumas (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.7

Promissory Note dated July 22, 2019, issued by the Company to William Alessi (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.8

Promissory Note dated July 22, 2019, issued by the Company to Chris P. Chumas IRA (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.9

Securities Purchase Agreement, between the Company and Power Up Lending Group Ltd., dated August 17, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 21, 2020, file no. 000-54509)

10.10

Convertible Promissory Note dated August 17, 2020, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 21, 2020, file no. 000-54509)

10.11

Consulting Services Agreement between the Company and Scott Shellady, dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 30, 2020, file no. 000-54509)

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

GOOD HEMP, INC.

Date: November 24, 2020	/s/ William Alessi
William Alessi
Chief Executive Officer

Date: November 24, 2020	/s/ Emma Setzer
Emma Setzer
Chief Financial Officer

