Form 10-K
period 2020-12-31
Good Hemp, Inc.
filed 2021-04-15
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54509

GOOD HEMP, INC.
(Name of Small Business Issuer in its charter)

Nevada	45-2578051
(State of incorporation)	(IRS Employer Identification No.)

20311 Chartwell Center Drive, Suite 1469 Cornelius, NC	28031
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: 800-947-9197

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,451,996, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.75. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of April 8, 2021, the Company had 22,376,234 outstanding shares of common stock.

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

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”), an individual, for the purpose of cultivating hemp on approximately 9 acres of farmland and in approximately 3,700 square feet of greenhouse space in North Carolina (referred to as “Olin Farms”).

On February 9, 2021, the Company formed Good Hemp Wellness, LLC (the “Joint Venture Subsidiary”), a limited liability company formed under the laws of the State of North Carolina, to sell CBD products to customers through chiropractic offices.

On April 1, 2021, the Company entered into an agreement to purchase Diamond Creek Group, LLC, a North Carolina limited liability company, which sells the Diamond Creek brand of high alkaline water products, for a total purchase price of $690,000, $500,000 of which was to be paid initially, and $190,000 of which is to be paid by April 21, 2021. On April 2, 2021, the Company closed the acquisition and paid the initial $500,000 portion of the purchase price.

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

Overview and Mission

Our mission is to be one of the market leaders in the development and marketing of natural and functional hemp-derived consumer products to a significant segment of the population and are convenient and appealing to consumers. We have experienced management that consists of hemp industry and, health and wellness industry, marketing and financial markets executives that all have strong relationships in their segment.

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

Good Hemp Wellness is a line of CBD soft gels that uses a proprietary super absorption formula which minimizes the nutrients lost during the digestive process and allows consumers to absorb more CBD in smaller doses.

We believe that the CBD market is well established and that there is an immediate demand for our products in North America and internationally.

Diamond Creek High Alkaline Water is a 9.5pH high alkaline natural spring water, sourced from the highest quality, award winning springs. Diamond Creek is available in one gallon, one liter and half liter bottles and aids in balancing the body’s pH while providing superior hydration resulting from a proprietary ionization process.

Natural Ingredients

The fact that Good Hemp® beverages contain no artificial flavors, colors, sweeteners or preservatives, are gluten free and vegan gives them a unique profile that qualifies them for sale in various channels like health food stores such as Whole Foods, GNC Live Well, Vitamin Cottage, Sunflower and others.

Our Growth Strategy

Expanding our US distribution reach to service more national chain stores; increase awareness of our brand in the United States; securing additional chain, convenience and key account store listings for all our brands nationwide and internationally; increasing our warehouse direct-to-retail channel; focusing on full-service Class “A” distributors; and focusing on placing our products in produce, natural and cold sets as opposed to the grocery aisles.

We will be looking for strategic acquisitions and partnerships in the beverage and hemp sectors, such as Diamond Creek Group, LLC (“Diamond Creek”) and Olin Farms, to strengthen our backend supply chain, distribution and relationships with retail customers. In November of 2020, we entered into a letter of intent to acquire Diamond Creek Group, LLC, the maker of Diamond Creek alkaline water products sold in nearly 2,000 retail locations, including Kroger, Food Lion, Harris Teeter and Giant Eagle. On April 1, 2021, the Company entered into a definitive agreement to purchase Diamond Creek for a total purchase price of $690,000, $500,000 of which was to be paid initially, and $190,000 of which is to be paid by April 21, 2021. On April 2, 2021, the Company closed the acquisition and paid the initial $500,000 portion of the purchase price.

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

Bottled water maintains a steady growth pace, ranking at the top of beverage sales by volume in the United States. Total bottled water sales reached $18.1B from 2019-2020 seeing a 5.7% year over year growth. The global bottled water market size is expected to reach USD 505.19 billion by 2028, according to a new report by Grand View Research, Inc. It is expected to expand at a CAGR of 11.1% from 2021 to 2028. The growing awareness regarding the adverse health effects of consuming sugary drinks, such as weight gain, obesity, diabetes, and heart disease, is supporting the consumption of alternative beverages, such as still and sparkling water.

The growth of the market is primarily attributed to rising awareness regarding the importance of hydration. According to a study conducted by the International Bottled Water Association in 2018, it was revealed that 93% of American citizens want bottled water to be sold in most stores selling beverages. A substantial part of the population prefers to quench their thirst using bottled water over other beverages.

Increasing preference for nutrient-fortified water is trending owing to the rising importance of health and wellness among buyers. Bottled water demand has been increasing among travelers, working professionals, and for use in households.

Since the signing of the 2018 Farm Bill, there has been a significant boost in CBD store fronts, both brick and mortar, and online retailers across the country. In 2019, total sales of hemp-derived CBD consumer products in the U.S. were approximately $1.2 billion. In the last year, consumers likely have become more dependent on hemp-CBD products due to the events of 2020. We believe these and other factors are the reason some experts have projected CBD-related sales in 2020 to be nearly $2 billion and grow to $6.9 billion by 2025.

Distribution Systems

Our distribution strategy is comprised of traditional beverage distribution through established channels.

Direct Store Delivery (“DSD”) – DSD players, and regional and local distributors touch over 90% of retail chains in the US. DSDs primarily distribute beverages, chips, snacks and milk and provide pre-sales, delivery and merchandising services to their customers. Service levels are daily and weekly, and they require 25% to 30% gross profit from sales to their customers. We will grant these independent distributors the exclusive right in defined territories to distribute finished cases of one or more of our products through written agreements. These agreements typically include compensation to those distributors in the event we provide product directly to one of our regional retailers located in the distributor’s region. We will choose our distributors based on their perceived ability to build our brand franchise in convenience stores and grocery stores.

Direct to Retail Channel (“Warehouse Direct”) – We are targeting listings with large retail convenience store and grocery store chains where we ship direct to the chain stores warehousing system. Retailers must have warehousing and delivery capabilities. Services to retailers will be provided by an assigned broker, approved by us, to oversee pre-sale and merchandising services. Our direct to retail channel of distribution is an important part of our strategy to target large national or regional restaurant chains, retail accounts, including mass merchandisers and premier food-service businesses. Through these programs, we will negotiate directly with the retailer to carry our products, and the account is serviced through the retailer’s appointed distribution system. These arrangements are terminable at any time by these retailers or us and will contain no minimum purchase commitments.

Direct to Consumer – Our brands are available for direct retail purchase on Amazon and Goodhemplivin.com. Additionally, specialty stores can set up wholesale account at goodhemplivin.com.

Production Facilities

Our strategy is to outsource the manufacturing and warehousing of our products to independent contract manufacturers (“co-packers”). We purchase our raw materials from North American suppliers which deliver to our third-party co-packers. We use two or more co-packers to manufacture and package our products. Once our products are manufactured, we store finished product in a warehouse adjacent to each co-packer or in third party warehouses. Our co-packers have been chosen based on their proximity to markets covered by our distributors. Most of the ingredients used in the formulation of our products are off-the shelf and thus readily available. Under normal circumstances, no ingredient has a lead time greater than three-to-six weeks. Other than minimum case volume requirements per production run for most co-packers, we do not have annual minimum production commitments with our co-packers. Our co-packers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We regularly review our contract packing needs considering regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials

Substantially all the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract manufacturers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consists primarily of juice concentrates, natural flavors, stevia, pure cane sugar, bottles, labels, trays and enclosures. These raw materials are purchased from suppliers selected by us or by our contract manufacturers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

We purchase our flavor concentrate from several flavor concentrate suppliers. Generally, all natural flavor suppliers own the proprietary rights to the flavors. The development of new products and flavors, independent suppliers bear a large portion of the expense for product development, thereby enabling us to develop new products and flavors at relatively low cost. We anticipate that for future flavors and additional products, we may purchase flavor concentrate from other flavor houses with the intention of developing other sources of flavor concentrate for each of our products. If we must replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

New Product Development

Our product philosophy will continue to be based on developing products in those segments of the market that offer the greatest chance of success such as health, wellness and natural refreshment and rehydration, and we will continue to seek out underserved market niches. We believe we can quickly respond, given our technical and marketing expertise, to changing market conditions with new and innovative products. We are committed to developing products that are distinct, meet a quantifiable need, are proprietary, lend themselves to a markup on production costs of least a 60%, project a quality and healthy image, and can be distributed through existing distribution channels. We are identifying brands of other companies with a view to acquiring them or taking on the exclusive distribution of their products.

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

Other Information

As of December 31, 2020, the Company had two employees.

The Company’s office is located at 20311 Chartwell Center Drive, Ste. 1469, Cornelius, North Carolina, 28031.

Item 1A. Risk Factors.

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We incurred a net loss of approximately $1.5 million for the year ended December 31, 2020, and our accumulated deficit increased to approximately $8.4 million as of December 31, 2020.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase significantly, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

If we are not able to successfully execute on our future operating plans, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is critical that we meet our sales goals and increase sales going forward as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our audited financial statements for the year ended December 31, 2020, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2020, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have experienced recurring losses from operations and negative cash flows from operating activities, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, as noted above, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

We have a limited operating history.

The Company, while incorporated in 2007, began carrying on its current beverage business in 2019 and did not generate revenue from the sale of products until that year. We are therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues. There is no assurance that we will be successful in achieving a return on shareholders’ investment, and the likelihood of success must be considered in light of the early stage of our beverage operations.

We may incur significant debt to finance our operations.

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our indebtedness, or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet the Company’s needs or to otherwise provide the capital necessary to conduct our business.

Risk Factors Relating to Our Business and Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market: trendy, young and/or health-conscious consumers looking for a distinctive tonality and/or the perceived benefits of hemp in their beverage choices. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. If we are not successful in the growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. In addition, we may not be able to effectively execute our marketing strategies in light of the various closures and event cancellations caused by the COVID-19 outbreak. Any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Our brand and image are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, including negative perceptions regarding the hemp industry, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products. Our brand image can also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors.

Competition from traditional and large, well-financed non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive hemp brands such as ours. We also compete with regional beverage producers and “private label” soft drink suppliers.

Our direct competitors in the sparkling, flavored-water, and energy drink beverage categories include traditional large beverage companies and distributors, and regional premium soft and energy drink companies. These national and international competitors have advantages such as lower production costs, larger marketing budgets, greater financial and other resources and more developed and extensive distribution networks than ours. We may not be able to grow our volumes or maintains our selling prices, whether in existing markets or as we enter new markets.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. We may not be successful in doing this, or it may take us longer than anticipated to achieve market acceptance of these new products and brands, if at all. Other companies may be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary, and consumers’ preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. In addition, there may be a decreased demand for our products as a result of the COVID-19 outbreak. If we do not adequately anticipate or adjust to respond to these and other changes in customer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages (as described below), and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our sweetened beverage products.

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.

Taxes imposed on the sale of certain of our products by federal, state, and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, energy drinks, teas, and flavored waters to help fund various initiatives. These taxes could materially affect our business and financial results as we current sell flavored water beverages, sparkling beverages, and energy drink beverages.

Our ability to develop and commercialize hemp beverages and comply with laws and regulations governing cannabis, hemp or related products will affect our operational results.

As of December 31, 2020, approximately forty-eight states authorized industrial hemp programs pursuant to the 2018 farm bill (the Agricultural Improvement Act of 2018, the “2018 Farm Bill”), which legalized the regulated production of hemp.

The 2018 Farm Bill was signed into law on December 20, 2018. The 2018 Farm Bill removed hemp from the U.S. Controlled Substances Act (the “CSA”) and established a federal regulatory framework for hemp production in the United States. Among other provisions, the 2018 Farm Bill: (a) explicitly amends the CSA to exclude all parts of the cannabis plant (including its cannabinoids, derivatives, and extracts) containing a delta-9 THC concentration of not more than 0.3% on a dry weight basis from the CSA’s definition of “marihuana”; (b) permits the commercial production and sale of hemp; (c) precludes states, territories, and Indian tribes from prohibiting the interstate transport of lawfully-produced hemp through their borders; and (d) establishes the USDA as the primary federal agency regulating the cultivation of hemp in the United States, while allowing states, territories, and Indian tribes to obtain (or retain) primary regulatory authority over hemp activities within their borders after receiving approval of their proposed hemp production plan from the USDA. Any such plan submitted by a state, territory, or Indian tribe to the USDA must meet or exceed minimum federal standards and receive USDA approval. Any state, territory, or Indian tribe that does not submit a plan to the USDA, or whose plan is not approved by the USDA, will be regulated by the USDA; provided that, states retain the ability to prohibit hemp production within their borders.

Marijuana continues to be classified as a Schedule I substance under the CSA. As a result, any cannabinoids (including CBD) derived from marijuana, as opposed to hemp, or any products derived from hemp containing in excess of 0.3% THC on a dry-weight basis, remain Schedule I substances under U.S. federal law. Cannabinoids derived from hemp are indistinguishable from those derived from marijuana, and confusion surrounding the nature of our beverage products containing CBD and any hemp we cultivate and sale in connection with our joint venture with Hervey to cultivate hemp, inconsistent interpretations of the definition of “hemp”, inaccurate or incomplete testing, farming practices and law enforcement vigilance or lack of education could result in our products being intercepted by federal and state law enforcement as marijuana and could interrupt and/or have a material adverse impact on the Company’s business. The Company could be required to undertake processes that could delay shipments, impede sales or result in seizures, proper or improper, that would be costly to rectify or remove and which could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company. If the Company mistakes in processing or labeling and THC in excess of 0.3% on a dry-weight basis was found in our products, the Company could be subject to enforcement and prosecution under local, state, and federal laws which would have a negative impact on the Company’s business and operations.

Under the 2018 Farm Bill, states have authority to adopt their own regulatory regimes, and as such, regulations will likely continue to vary on a state-by-state basis. States take varying approaches to regulating the production and sale of hemp and hemp-derived products under state food and drug laws. The variance in state law and that state laws governing hemp production are rapidly changing may increase the chance of unfavorable law enforcement interpretation of the legality of Company’s operations as they relate to the cultivation of hemp. Further, such variance in state laws that may frequently change increases the Company’s compliance costs and risk of error.

While some states explicitly authorize and regulate the production and sale of hemp products or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish between marijuana, hemp and/or hemp-derived CBD, resulting in hemp being classified as a controlled substance under state law. In these states, sale of CBD, notwithstanding origin, is either restricted to state medical or adult-use marijuana program licensees or remains otherwise unlawful under state criminal laws. Variance in hemp regulation across jurisdictions is likely to persist. This patchwork of state laws may, for the foreseeable future, materially impact the Company’s business and financial condition, limit the accessibility of certain state markets, cause confusion amongst regulators, and increase legal and compliance costs.

There are no express protections in the United States under applicable federal or state law for possessing or processing hemp biomass derived from lawful hemp not exceeding 0.3% THC on a dry weight basis and intended for use in finished product, but that may temporarily exceed 0.3% THC during the interim processing stages. While it is a common occurrence for hemp biomass to have variance in THC content during interim processing stages after cultivation but prior to use in finished products, there is risk that state or federal regulators or law enforcement could take the position that such hemp biomass is a Schedule I controlled substance in violation of the CSA and similar state laws. Further, there is a risk that North Carolina state regulators (where hemp will be cultivated pursuant to our joint venture with Paul Hervey) and/or law enforcement may interpret provisions of North Carolina law prohibiting unlawful marijuana activity to apply to in-process hemp at any joint venture facility so that such activity is considered unlawful under state law.

In the event that the Company’s operations are deemed to violate any laws or if we are deemed to be assisting others to violate a state or federal law, the Company could be subject to enforcement actions and penalties, and any resulting liability could cause the Company to modify or cease its operations.

Continued development of the industrial hemp and cannabis industries will be dependent upon new legislative authorization of industrial hemp and cannabis at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp and cannabis industries is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp and cannabis, which could negatively impact our business and financial results.

In addition, the general manufacture, labeling and distribution of our beverage products is regulated by various federal, state, and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. The FDA regulates our products to ensure that the products are not adulterated or misbranded. In particular, we would be subject to regulation by the federal government and other state and local agencies as a result of the development and commercialization of cannabidiol (CBD) products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our business, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and its financial results.

International expansion efforts would likely significantly increase our operational expenses.

We may in the future expand into other geographic areas, which could increase our operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future international expansion could require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. We may not be able to successfully identify suitable acquisition and expansion opportunities or integrate such operations successfully with our existing operations.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their businesses. The success of our distribution network will depend on the performance of the distributors, retailers, and brokers in our network. There is a risk they may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area;
•	our ability to price our products at levels competitive with those of competing products; and
•	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

We incur significant time and expense in attracting and maintaining key distributors, and loss of distributors or retails accounts would harm our business.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from some of our distributors. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

If we lose distributors or national or regional retail accounts, our financial condition and results of operations could be adversely affected. While we continually seek to expand and upgrade our distributor network and retail relationships, we may not be able to maintain our distributor or retailer base. The loss of any of our distributors or retail accounts could have adverse effects on our revenues, liquidity and financial results, could negatively impact our ability to retain our relationships with our other distributors and our ability to expand our market, and would place increased dependence on our other independent distributors and national accounts.

We rely on suppliers, manufacturers and contractors, and events adversely affecting them would adversely affect us.

The Company intends to maintain a full supply chain for the provision of its hemp-based beverage products. Due to the novel and variable regulatory landscape for hemp and CBD production in the United States, the Company’s third-party hemp and beverage suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for the Company’s operations. Loss of these suppliers, manufacturers and contractors, including for non-hemp-based ingredients in the Company’s beverage products, may have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

In addition, any significant interruption, negative change in the availability or economics of the supply chain or increase in the prices for the ingredients in the Company’s products provided by any such third-party suppliers, manufacturers and contractors could materially impact the Company’s business, financial condition, results of operations and prospects. Any inability to secure required supplies or to do so on appropriate terms could have a materially adverse impact on the Company’s business, financial condition, results of operations and prospects.

Wholesale price volatility may adversely affect operations.

The beverage industry is margin-based with gross profits typically dependent on the excess of sales prices over costs. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the beverage and hemp industries (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the regulation of sweetened beverages and hemp), and other market conditions, all of which are factors beyond the control of the Company. The Company’s operating income will be sensitive to changes in the price of hemp and other beverage ingredients, and the overall condition of the beverage and hemp industries, as the Company’s profitability is directly related to the price of hemp and our other beverage ingredients. There is currently not an established market price for hemp, and the price of hemp is affected by numerous factors beyond the Company’s control. Ingredient price volatility may have a material adverse effect on the Company’s business, financial condition, and results of operations.

Results of future clinical research could reduce the demand for hemp beverage products.

To date, there is limited standardization in the research of the effects of hemp and hemp-based CBD, and future clinical research studies may lead to conclusions that dispute or conflict with the Company’s understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of hemp and hemp-based CBD. Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of hemp and isolated cannabinoids (such as CBD) remains in relatively early stages.

Future research and clinical trials may draw opposing conclusions to statements in this prospectus or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to hemp and CBD, which could adversely affect social acceptance of hemp and CBD products and the demand for the Company’s beverage products.

The Company may sustain losses that cannot be recovered through insurance or other preventative measures.

There is no assurance that the Company will not incur uninsured liabilities and losses as a result of the conduct of its business. While the Company currently has some liability insurance coverage, once capital is available to purchase additional liability insurance, the Company plans to increase its comprehensive liability insurance. The Company also intends to evaluate the availability and cost of property casualty and business interruption insurance, neither of which the Company currently has. Should uninsured losses occur, shareholders could lose their invested capital.

The Company may be subject to product liability claims and other claims of our customers and partners.

The sale of beverage products to consumers involves a certain level of risk of product liability claims and the associated adverse publicity. Because consumption of the Company’s beverage products could cause injury to consumers if packaging or ingredients are defective, we are subject to a risk of claims for such injuries and damages. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our beverage products, packaging for those products, or the ingredients in those products.

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with distributors and/or customers. Any attempt by us to limit our product liability in our contracts may not be enforceable or may be subject to exceptions. While we do have product liability insurance, our amounts of coverage may be inadequate to cover all potential liability claims. Insurance coverage, particularly as it relates to products relating to the hemp industry, is expensive, and additional coverage may be difficult to obtain. Also, additional insurance coverage may not be available in the future on acceptable terms and may not be sufficient to cover potential claims. We cannot be sure that our contract manufacturers or manufacturing partners who produce our beverage products, packaging and ingredients will have adequate insurance coverage themselves to cover against potential claims. If we experience a large insured loss, it may exceed any insurance coverage limits we have at that time, or our insurance carrier may decline to cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position and potentially cause us to go out of business.

If we encounter product recalls or other product quality issues, our business may suffer.

Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish our image and could cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Our independent distributors and national accounts are not generally required to place minimum monthly orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and regional partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spend and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

If we fail to maintain relationships with our independent contract manufacturers, our business could be harmed.

We do not manufacture our products but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We do not own the manufacturing facilities, or the equipment required to manufacture and package our beverage products, and we do not anticipate bringing the manufacturing process in-house in the future. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the United States, and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our existing manufacturers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.

Our dependence on independent contract manufacturers could make management of our manufacturing and distribution efforts inefficient or unprofitable.

We are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements, which is customary in the contract manufacturing industry for comparably sized companies. Based on the cost structure and forecasted demand for the particular geographic area where our contract manufacturers are located, we must evaluate which of contract manufacturers to use. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product inventory than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements and our inventory levels may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

Increases in costs or shortages of raw materials could harm our business and financial results.

The principal raw materials we use or supply to our contract manufacturers include plastic bottles and lids, aluminum cans, labels and cardboard cartons, aluminum closures, hemp, and other beverage ingredients. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges to us based on their own cost increases. These manufacturing and ingredient costs are subject to fluctuation. Substantial increases in the prices of ingredients, raw materials and packaging materials, used to produce our products, to the extent that they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. If the supply of these raw materials is impaired or if prices increase significantly, it could affect the affordability of our products and reduce sales.

If we or our contract manufacturers are unable to secure sufficient ingredients or raw materials including glass, sugar, and other key supplies, we might not be able to satisfy demand for our beverage products on a short-term basis. Moreover, in the past there have been industry-wide shortages of concentrates, supplements and sweeteners, and these shortages could occur again from time to time in the future, which could interfere with and delay production of our products and could have a material adverse effect on our business and financial results.

In addition, suppliers could fail to provide ingredients or raw materials on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the COVID-19 outbreak, which could cause a serious disruption to our business, increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

Increases in costs of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2021 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors, and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza and the novel coronavirus (COVID-19), labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected; in addition, staff turnover causes uncertainties and could harm our business.

Our success depends on our ability to attract and retain highly qualified employees in such areas as finance, sales, marketing and product development and distribution. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. We may not be able to provide our employees with competitive salaries, and our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Recently, we have experienced significant changes in our sales personnel, and more could occur in the future. Changes to operations, policies and procedures, which can often occur with the appointment of new personnel, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, transition periods are often difficult as the new Company personnel gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Employee turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional personnel turnover, our operations, financial condition, and employee morale could be negatively impacted. If we are unable to attract and retain qualified management and sales personnel, our business could suffer. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness such as COVID-19.

If we lose the services of our Chief Executive Officer, our operations could be disrupted, and our business could be harmed.

Our business plan relies significantly on the continued services of William Alessi, who we hired as our Chief Executive Officer in February 2018. If we were to lose the services of Mr. Alessi, our ability to execute our business plan could be materially impaired.

Management cannot guarantee that its relationship with the Company does not create conflicts of interest.

The relationship of management to the Company could create conflicts of interest. While management has a fiduciary duty to the Company, it also determines its compensation from the Company. Management’s compensation from the Company has not been determined pursuant to arm’s-length negotiation.

We are required to indemnify our directors and officers.

The Articles of Incorporation and Bylaws provide that we will indemnify its officers and directors to the maximum extent permitted by Nevada law, provided that the officer or director acted in bad faith or breached his or her duty to us or our stockholders, that the officer or director acted in bad faith, or that it is more likely than not that it will ultimately be determined that the officer or director has not met the standards of conduct which make it permissible for under Nevada law for the Company to indemnify the officer or director. If we were called upon to indemnify an officer or director, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company’s business.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, as crucial to our business and our success. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products, or recoup our associated research and development costs.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production batch or “run” is not in compliance with any of these regulations, we may be fined, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of our beverage products. These types of requirements, if they become applicable to one or more of our products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties, and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Climate change may negatively affect our business.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain key ingredients such as sugar cane, natural flavors and supplements used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal, and global legal and regulatory requirements and could result in increased production, transportation, and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

Our sales are seasonal, and we experience fluctuations in quarterly results as a result of many factors. We historically have generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year, and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

In addition, our operating results may fluctuate due to a number of other factors including, but not limited to:

•

Our ability to maintain, develop and expand distribution channels for current and new products, develop favorable arrangements with third party distributors of our products and minimize or reduce issues associated with engaging new distributors and retailers, including, but not limited to, transition costs and expenses and down time resulting from the initial deployment of our products in each new distributor’s network;

•

Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•

Our ability to manage our resources to sufficiently support general operating activities, promotion allowances and slotting fees, promotion and selling activities, and capital expansion, and our ability to sustain profitability;

•

Our ability to meet the competitive response by much larger, well-funded and established companies currently operating in the beverage industry, as we introduce new competitive products, and our fountain products; and

•	Competitive products and pricing pressures and our ability to gain or maintain share of sales in the marketplace as a result of actions by competitors.

Due to these and other factors, our results of operations have fluctuated from period to period and may continue to do so in the future, which could cause our operating results in a particular quarter to fail to meet market expectations.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in valuation of our deferred tax assets and liabilities;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;
•	changes in availability of tax credits, tax holidays, and tax deductions;
•	changes in share-based compensation; and
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

In December 2017, enacted legislation in the United States significantly revised the Internal Revenue Code. The enacted federal income tax law, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% beginning in 2018, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions).

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law remains uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Global economic, political, social and other conditions, including the COVID-19 pandemic, may continue to adversely impact our business and results of operations.

The beverage industry, and particularly those companies selling premium beverages like us, can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we may be negatively affected by COVID-19 and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the COVID-19, it could negatively affect the timely supply, pricing and availability of finished products. Moreover, we will also be negatively impacted by current and future closures of restaurants, independent accounts, convenience chains, and retail store chains resulting from the COVID-19 outbreak. The current closures of restaurants and independent accounts will negatively affect our revenues and cash flows, especially with respect to our fountain business, which comprised approximately 9% of the Company’s revenues in 2019. Although the current status of retail and convenience chains remains unknown at this time, the future closure of these types of establishments will also adversely impact our business and financial condition.

Overall, the Company does not yet know the full extent of potential delays or impacts on its business, financing activities, or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of third parties on which we rely.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of their inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results, which could also negatively impact our stock price and investor confidence.

Risk Factors Related to Our Common Stock

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control, including the effects of the COVID-19 outbreak, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. If we are unable to raise the funds required for all of our planned operations and key initiatives, we may be forced to allocate funds from other planned uses, which may negatively impact our business and operations, including our ability to develop new products and continue our current operations.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing shareholders.

From time to time, we may issue additional shares of common stock or convertible securities. The issuance of these securities could dilute our shareholders’ ownership in our company and may include terms that give new investors rights that are superior to those of our current shareholders. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders’ ownership interest, which could cause the market price of our common stock to decline.

Our common stock is traded on the OTC Link ATS, which may have an unfavorable impact on our stock price and liquidity.

Our stock is traded on the OTC Link Alternative Trading System (ATS) operated by OTC Markets Group, Inc. The OTC Link ATS is a significantly more limited market than the national securities exchanges such as the New York Stock Exchange, or Nasdaq stock exchange, and there are lower financial or qualitative standards that a company must meet to have its stock quoted on the OTC Link ATS. The OTC Link ATS is an inter-dealer quotation system much less regulated than the major exchanges, and trading in our common stock may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock. We currently do not meet applicable listing standards of a market senior to the OTC Link ATS, and we may never apply or qualify for future listing on Nasdaq or a senior market or national securities exchange.

Our common shares are subject to the “Penny Stock” rules of the SEC, and the trading market in our securities will likely be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and
•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and
•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not intend to pay any cash dividends on our shares of common stock in the near future, so our shareholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell such shares.

A small group of Company officers and directors hold a majority of the control of the Company.

As of December 31, 2020, the Company’s executive officers and directors owned approximately 64.8% of the Company’s outstanding common stock. By virtue of such stock ownership, the principal shareholders are able to control the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring, or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

If an established market for our shares develops, our share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; increased competition; and our ability or inability to generate future revenues. In addition, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, commodity prices, or international currency fluctuations. Additionally, stocks traded on the OTC Link ATS are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

None. The Company’s office space is provided free of charge by its officer and director, William Alessi.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Previously, shares of the Company’s common stock were quoted on the Over-the-Counter Market (OTC Link ATS) under the symbol “LSTG.”

On September 11, 2019, the Company's Board of Directors, pursuant to Nevada Revised Statute 92A.280, amended the Company's Articles of Incorporation to change the name of the Company from Lone Star Gold, Inc. to Good Hemp, Inc. The amendment was filed with the Nevada Secretary of State on September 12, 2019. On November 11, 2019, Good Hemp was notified by FINRA that the name change would become effective in the over-the-counter markets as of November 12, 2019, and the new ticker symbol for the Company was “GHMP” thereafter.

The following table summarizes the high and low historical closing prices of the Company’s common stock for the periods indicated.

Fiscal Year Ended December 31, 2019

	High	Low
First Quarter	2.120	0.440
Second Quarter	1.340	0.350
Third Quarter	0.740	0.110
Fourth Quarter	0.590	0.280

Fiscal Year Ended December 31, 2020

	High	Low
First Quarter	0.810	0.321
Second Quarter	0.950	0.405
Third Quarter	1.340	0.610
Fourth Quarter	1.200	0.7001

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

We are currently authorized to issue 30,000,000 shares of preferred stock, par value $0.001, of which 250,000 shares of Series B-1 Convertible Preferred Stock are issued and outstanding as of October 16, 2020. On July 21, 2020, we filed with the State of Nevada a Certificate of Designation designating 250,000 shares of the Company’s authorized preferred stock as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”). Each share of Series B-1 Preferred Stock is convertible into 1.667 shares of Company common stock (subject to a 4.99% beneficial ownership limitation). The Series B-1 Preferred Stock entitles the holder to piggy-back registration rights and one vote per share and has no liquidation or dividend preferences. Also, on July 21, 2020, we filed with the State of Nevada a Certificate of Designation designating 750,000 shares of the Company’s authorized preferred stock as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”). Each share of Series B-2 Preferred Stock is convertible into a number of shares of Company common stock equal to $1.00 divided by (i) the lesser of $0.60 or 60% of the 14-day average closing price of the Company’s common stock at the time of conversion (the “Market Price”) if the conversion occurs within 6 months of July 21, 2020, or (ii) 60% of the Market Price if the conversion occurs at least six months after July 21, 2020 (subject to a 4.99% beneficial ownership limitation). The Series B-2 Preferred Stock entitles the holder to one vote per share and has no liquidation or dividend preferences or other rights. No shares of Series B-2 Preferred Stock are outstanding although we have granted Todd Braun, one of the Selling Security Holders, warrants to purchase all 750,000 designated but unissued shares of Series B-2 Preferred Stock. We have not designated any other series of preferred stock, but our Board of Directors has the authority to designate the rights and preferences of each series of preferred stock without action by our stockholders, and then to issue shares of preferred stock. As a result, preferred shares could be issued quickly and easily, negatively affecting the rights of holders of common shares and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Because we may issue preferred stock in order to raise capital for our operations, your ownership interest may be diluted which would result in your percentage of ownership in us decreasing.

As of December 31, 2020, the Company had 22,263,829 outstanding shares of common stock which were owned by approximately 32 shareholders of record,

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-Q, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,
•	Our ability to implement our business plan,
•	Our ability to generate sufficient cash to survive,
•	The degree and nature of our competition,
•	The lack of diversification of our business plan,
•	The general volatility of the capital markets and the establishment of a market for our shares, and
•

Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with Securities and Exchange Commission and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Plan of Operation

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

For the year ended December 31, 2020 compared to the period ended December 31, 2019

Revenues

We had $415,796 and $259,962 of revenue for the period ended December 31, 2020 and 2019, respectively. Revenue increased in 2020 as compared to 2019 as a result of increasing sales volumes resulting from increased online advertising efforts and engaging several additional beverage distributors in 2020.

Cost of Sales

We had $342,824 and $219,762 of revenue for the period ended December 31, 2020 and 2019, respectively. For the period ended December 31, 2020 and 2019, as a percentage of revenue, it was 82.5% and 84.5%, respectively.

Operating Expenses

Operating expenses for the period ended December 31, 2020 and 2019 were $1,507,029 and $194,346, respectively. The increase in expenses for 2020 compared to 2019 were comprised primarily of shares issued for services of $1,058,786.

Other Income (Expenses)

Other expenses for the period ended December 31, 2020 and 2019 were $27,889 and $1,543,361, respectively. The gain (loss) on derivatives for the years ended December 31, 2020 and 2019 were $39,811 and $(1,200,712).

Net Loss

Net loss for the period ended December 31, 2020 and 2019 was $1,461,955 and $1,697,507, respectively.

Liquidity and Capital Resources

We had a cash balance of $21,233 and negative working capital of $2,2,16,462 at December 31, 2020.

The Company’s anticipated capital requirements for the next 12 months will consist of expenses of being a public company and general and administrative expenses all of which we currently estimate will cost $1,500,000, excluding revenue related expenses and salaries. In the event there are unanticipated expenses and we need additional funds, we may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund such additional expenses. We currently do not have any agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Sources and Uses of Cash

Operating activities during the period ended December 31, 2020 used $121,522 of net cash. Net cash used in investing activities was $63,433 for the period ended December 31, 2020. Net cash provided by financing activities of $158,100 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2020. Operating activities during the period ended December 31, 2019 used $463,487 of net cash. Net cash used in investing activities was $0 for the period ended December 31, 2019. Net cash provided by financing activities of $511,575 was received from the issuance of common stock and shareholder advances during the period ended December 31, 2019.

The Company has been impacted by the COVID-19 pandemic, and some of its earlier plans to further diversify its operations and expand its operating subsidiaries have been paused due to the economic uncertainty.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2018 and 2017.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

2021 Plans

Diamond Creek Footprint Expansion – Based on successful growth in 2020 and current relationships in the retail sector, Good Hemp expects more shelf space at retailers such as Harris Teeter. Also, movement in the retail and grocery industry should increase Good Hemp’s total brick and mortar location count via Food Lion’s recent acquisition of Bi-Lo and Harvey’s Supermarkets. Lastly, Diamond Creek is under review with multiple top 20 retailers nationwide for a 2021 launch. Additionally, Diamond Creek will launch on Amazon by the end of Q2 2021.

Good Hemp Wellness – Good Hemp is preparing to launch a wellness product portfolio that will specialize in hemp and CBD pain and inflammation solutions targeting doctors and medical professionals and their patients. This new business unit is expected to go live in early Q1 2021 and leverage doctors, wellness professionals and hemp experts along with professional athletes and wellness influencers to gain market share quickly and efficiently throughout 2021 and beyond. This new business unit go-forward model has a minimum drawdown with a projected positive ROI within the first 12 months.

Hemp / CBD Market – Good Hemp expects a potential for exponential growth in the overall hemp and CBD industry due to greater acceptance of hemp products in the marketplace, complemented with an updated regulatory landscape from the federal government. To obtain a copy of Good Hemp’s 2021 Hemp industry outlook visit: ghmpinvestorrelations.com.

Spire Sports + Entertainment – Good Hemp will continue into year two of the partnership with increased marketing and exposure from sports and entertainment assets as the effects of the pandemic are minimized. Spire currently owns a race-winning two-car team competing in the NASCAR Cup Series, as well as the Rapid City Rush and Greenville Swamp Rabbits of the ECHL, and represents Ross Chastain, James Hinchcliffe and Justin Haley at the highest levels of professional motorsports.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements

GOOD HEMP, INC.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Good Hemp, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Hemp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019.

Bayville, NJ

April 14, 2021

361 Hopedale Drive SE Bayville, NJ 08721	P (732) 822-4427 F (732) 510-0665

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
BALANCE SHEETS
December 31,

	2020	2019
ASSETS
Current assets
Cash	$21,233	$48,088
Accounts receivable	4,689	-
Inventory	163,567	271,462
Prepaid expenses	9,541	-
Total current assets	199,030	319,550

Other assets
Branding agreement	1,735,714	-
Investment	63,433	-
Intellectual property	12,000	12,000
Total assets	$2,010,177	$331,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes, net of discounts	$286,910	$62,339
Convertible notes to related parties, net of discounts	400,575	252,608
Notes payable	19,100	-
Accounts payable	19,203	19,035
Accounts payable to related parties	82,832	-
Interest payable	35,320	28,689
Interest payable to related parties	45,057	-
Derivative liabilities	1,526,495	2,026,314
Total current liabilities	2,415,492	2,388,985
Total liabilities	2,415,492	2,388,985

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 0 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	250	-
Common stock - 150,000,000 shares authorized, $0.001 par value, 22,263,829 and 1,952,470 shares issued and outstanding as of December 31, 2020 and 2019, respectively	22,264	1,953
Additional paid in capital	7,962,062	4,868,548
Accumulated deficit	(8,389,891)	(6,927,936)
Total stockholders' deficit	(405,315)	(2,057,435)
Total liabilities and stockholders' deficit	$2,010,177	$331,550

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2020	2019
Net sales	$415,796	$259,962
Cost of sales	342,824	219,762
Gross profit	72,972	40,200

Operating expenses	1,507,028	194,346
Operating loss	(1,434,056)	(154,146)

Other income (expense)
Gain (loss) on derivative liabilities	39,811	(1,200,712)
Interest expense	(67,710)	(341,975)
Other expense	-	(674)
Total other income (expense)	(27,899)	(1,543,361)

Net loss	$(1,461,955)	$(1,697,507)

Net loss per share - basic and diluted	$(0.08)	$(1.00)

Weighted average number of common shares - basic and diluted	17,776,646	1,688,460

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
December 31, 2020

	Preferred		Common		Additional	Accumu-
	Stock		Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	30,000,000	$30,000	1,434,720	$1,435	$5,089,066	$(5,230,429)	$(109,928)
Return of preferred stock to treasury	(12,000,000)	(12,000)	-	-	-	-	(12,000)
Purchase of intellectual property	12,000,000	12,000	-	-	-	-	12,000
Conversion of note payable into common stock	-	-	67,750	68	49,932	-	50,000
Preferred stock purchase	(18,000,000)	(18,000)	-	-	(282,000)	-	(300,000)
Conversion of preferred stock to common stock	(12,000,000)	(12,000)	450,000	450	11,550	-	-
Net loss for the period ended December 31, 2019	-	-	-	-	-	(1,697,507)	(1,697,507)
Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$(2,057,435)

Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$(2,057,435)
Issuance of common stock for branding agreement	-	-	6,000,000	6,000	2,694,000	-	2,700,000
Issuance of common stock to William Alessi	-	-	7,000,000	7,000	-	-	7,000
Issuance of common stock to Chris Chumas	-	-	7,000,000	7,000	-	-	7,000
Issuance of Series B-1 preferred stock	250,000	250	-	-	249,750	-	250,000
Issuance of common stock for conversion of convertible note	-	-	111,359	111	59,889	-	60,000
Issuance of common stock for services	-	-	160,000	160	119,840	-	120,000
Issuance of common stock for joint venture	-	-	40,000	40	19,960		20,000
Amortization of derivative liabilities	-	-	-	-	(49,925)		(49,925)
Net loss for the period ended December 31, 2020	-	-	-	-	-	(1,461,955)	(1,461,955)
Balance, December 31, 2020	250,000	$250	22,263,829	$22,264	$7,962,062	$(8,389,891)	$(405,315)

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.
(FORMERLY LONE STAR GOLD, INC.)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2020	2019
Cash flows from operating activities:
Net loss	$(1,461,955)	$(1,697,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	341,975
Stock-based compensation	1,058,786	-
Amortization of branding agreement
Gain on derivative liabilities	(39,811)	1,200,712
Changes in operating assets and liabilities:
Accounts receivable	88,416	-
Prepaid expenses	(9,541)	-
Inventory	107,895	(271,462)
Accounts payable	168	10,933
Accounts payable to related parties	82,832	(48,138)
Interest payable	6,631	-
Interest payable to related parties	45,057	-
Net cash used in operating activities	(121,522)	(463,487)

Cash flows from investing activities:
Investment	(63,433)	-
Net cash flows from investing activities	(63,433)	-

Cash flows from financing activities:
Proceeds from convertible notes payable to related parties, net of discounts	14,000	-
Proceeds from convertible notes payable, net of discounts	248,000	-
Repayment of convertible notes payable, net of discounts	(373,000)
Issuance of notes payable	19,100
Conversion of note payables to common stock, net	-	-
Proceeds from issuance of preferred stock	250,000	-
Issuance of note to unrelated party	-	313,000
Issuance of notes to owner, net of owner advances	-	198,575
Net cash provided by financing activities	158,100	511,575

Net change in cash	(26,855)	48,088

Cash and cash equivalents - beginning of period	48,088	-

Cash and cash equivalents - end of period	$21,233	$48,088

Supplemental non-cash information
Conversion of preferred shares into notes	$-	$300,000
Acquisition of trademark	$-	$12,000
Conversion of notes payable into common stock	$-	$50,000
Spire Branding Agreement for common stock	$2,700,000	$-
Conversion of notes payable into common stock	$14,000	$-

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

(FORMERLY LONE STAR GOLD, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At December 31, 2020, an allowance was not deemed necessary.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared using generally accepted in the United States of American applicable to a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses, an accumulated deficit and a working capital deficiency. As reflected in the financial statements, the Company had a working capital deficit of $2,216,462 at December 31, 2020 and had a loss of $1,461,955 for the year ended December 31, 2020.Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At December 31, 2020, the Company had not attributed any value to the acquired trademarks.

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

On February 10, 2021, the Company and Spire entered into an Amendment to Branding Agreement amending the sponsorship dates to be during the 2021-2022 NASCAR Cup Series racing seasons instead of the 2020-2021 racing season.

The Company recorded an intangible asset in the amount of $2,700,000 based on the closing price of GHMP common shares of $0.45 on February 28,2020. During the year ended December 31, 2020, the Company determined that it had utilized approximately 36% of the services provided under the branding agreement and has recognized $964,286 as expenses. The following summarizes the branding agreement:

Gross Value of Branding Agreement	$2,700,000
Value Utilized	(964,286)
Remaining	$1,735,714

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

_________

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

_________

(1) Includes 6,971,000 shares held in the name of Mr. Alessi’s trust, and 50 shares held in the name of Mr. Alessi’s IRA.

(2) Mr. Alessi’s entity.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2020, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2020
Expected term	1.00 years
Expected average volatility	425%
Expected dividend yield	-
Risk-free interest rate	1.59%

The fair value measurements of the derivative liabilities at December 31, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$1,526,495	$-	$-	$1,526,495

The fair value measurements of the derivative liabilities at December 31, 2019 is summarized:

Total	Level 1	Level 2	Level 3
$2,026,314	$-	$-	$2,026,314

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

NOTE 11 – JOINT VENTURE

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”) for the purpose of cultivating hemp. Hervey is a licensed hemp cultivator in good standing under the laws of North Carolina with approximately 3,700 square feet of greenhouse cultivation space and approximately 9 acres of farmable land (the “Facility”). Under the joint venture agreement, Good Hemp will contribute up to $160,000 for the preparation of the Facility, as well as up to $174,000 as ongoing operational expenses for the joint venture, and Hervey will contribute exclusive use of the Facility, as well as purchase services and/or purchase or lease necessary equipment for the planting, cultivation and irrigation for growing hemp, and profits shall be split equally by the parties after reimbursement of expenses paid by the parties. The joint venture shall conduct business under the name “Olin Farms, LLC”. On or about August 20, 2020, the Company compensated Hervey $53,433.33 for the initial expenses of the joint venture. The payment was made as follows: (i) a check payable to Hervey in the amount of $33,433.33, and (ii) the issuance of 40,000 shares of Company common stock in lieu of a $20,000 cash payment. On or about August 21, 2020, the Company made an initial cash contribution to Olin Farms, LLC, in the amount of $10,000.00.

NOTE 12 – INCOME TAXES

The company operates in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the United States deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

The Company is subject to United States income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2020	2019
Income tax (payable) recovery at statutory rate of 21%	$(291,746)	$356,476
Valuation allowance change	291,746	(356,476)
Provision for income taxes	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2020, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed other than as set forth below.

On February 4, 2021, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. pursuant to which the Company agreed to issue a 6% Convertible Promissory Note dated February 4, 2021, in the principal amount of $127,000.

On February 9, 2021, the Company formed Good Hemp Wellness, LLC, a limited liability company formed under the laws of the State of North Carolina to sell CBD products to customers through chiropractic offices. Effective February 10, 2021, the Company entered into an Operating Agreement with Simple Growth Solutions, LLC governing the operation of the Joint Venture Subsidiary and providing that (i) Good Hemp Wellness will be owned initially 66.66% by the Company and 33.34% by Simple Growth; (ii) the Joint Venture Subsidiary will be managed by a Board of Managers consisting of three managers, two of which shall be appointed by the Company, and one of which shall be appointed by Simple Growth, to initially be William Alessi, Chris Chumas, and Dr. Jason Minsky; (iii) the Company shall initially fund $150,000 in its initial capital contribution to Good Hemp Wellness, and shall contribute up to $100,000 per fiscal quarter for six quarters if necessary for the operation of the Joint Venture Subsidiary; and (iv) distributions of funds from the Joint Venture Subsidiary shall be made (a) first to the Company until it has recouped its capital contributions to the Joint Venture Subsidiary plus eight percent, and then (b) to the Company and Simple Growth in accordance with their respective ownership percentages.

Effective February 16, 2021, the Company entered into a securities purchase agreement with AES Capital Management, LLC, pursuant to which the Company agreed to issue to an 8% Convertible Redeemable Promissory Note in the principal amount of $78,750.

On February 16, 2021, the Company paid $164,681.64 to Power Up Lending Group Ltd. as payment in full under the convertible promissory note in the original principal amount of $128,000 dated August 17, 2020, issued to the Lender in complete satisfaction of all amounts due and owing by the Company to the Lender pursuant to that note, and as a result, that note has now been extinguished.

On February 18, 2021, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd., pursuant to which the Company agreed to issue a 6% Convertible Promissory Note dated February 16, 2021, in the principal amount of $127,000.

Effective March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC, pursuant to which the Company agreed to issue (i) a Senior Secured Convertible Promissory Note), dated March 25, 2021; (ii) 65,000 shares of Company common stock; and (iii) five-year warrants to purchase 150,000 shares at an exercise price of $0.75 (with the exercise price subject to adjustment for certain dilutive issuances at an effective price per share less than $0.75). The Note is for a total principal amount of $1,704,545.45 and carries an original issue discount of $204,545.45, contemplates three potential $500,000 tranches of funding, and the initial tranche was funded on March 26, 2021, with an initial principal amount of $568,181.82 due to the Investor, consisting of $68,181.82 as an original issue discount and $500,000 in initial funding to the Company, with a $15,000 fee paid to the Investor’s counsel at closing from funding for the Investor’s legal expenses.

On April 1, 2021, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Kenneth M. Morgan, Blue Water & Rooster, Inc., and Creekside Springs, LLC (collectively the “Sellers”), pursuant to which the Company agreed to purchase all of the membership interests of Diamond Creek Group, LLC, a North Carolina limited liability company, for $690,000, $410,000 of which will be paid by the Company to the Sellers within 24 hours of closing, $90,000 of which will be paid by the Company to Diamond Creek within 24 hours of closing (with all $90,000 being used by Diamond Creek as agreed by the parties in the MIPA), and $190,000 of which will be paid by the Company to the Sellers by April 21, 2021.

On April 2, 2021, the Company, entered into an Employment Agreement with Kenneth Morgan pursuant to which Mr. Morgan will be (i) employed as the President of the Company’s Diamond Creek Water division, (ii) paid an annual base salary of $50,000, (iii) issued 20,000 shares of the Company’s common stock at the conclusion of each year of employment, (iv) eligible to receive annual bonuses in the discretion of the Company’s Board of Directors, (v) paid or reimbursed for reasonable business expenses, and (vi) issued cashless warrants to purchase 1,000,000 shares of Company common stock. The Employment Agreement has an initial three-year term and is terminable with or without cause, and if terminated without cause, the Company will generally pay Mr. Morgan a severance payment equal to six months of Mr. Morgan’s then-current base salary subject to certain conditions. Effective April 2, 2021, to effect the issuance of the Warrants to Mr. Morgan pursuant to the Employment Agreement, the Company issued Mr. Morgan a Common Stock Warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.001 per share and with an exercise term through December 31, 2021.

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

During our fiscal year 2019 and the interim period preceding the date of resignation, there were no disagreements with Thayer O'Neal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Thayer O'Neal's satisfaction, would have caused it to refer to the subject matter of the disagreement(s) in connection with any report it may have issued on our financial statements; and there were no "reportable events" as defined in Item 304(a)(1) of Regulation S-K of the Securities and Exchange Commission.

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

During the fiscal year ended December 31, 2019, there have been no disagreements with the Former Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accounting Firm would have caused them to make reference thereto in their report on the financial statements.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2020 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2020, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and acting CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets for the names, ages and positions of our board members and executive officers as of January 2, 2021:

Name	Age	Position

William Alessi	49	Chief Executive and Chairman
S. Mark Spoone	53	Director
Chris Chumas	35	Director
Emma Seltzer	46	Chief Financial Officer
Scott Shellady	54	Chief Strategy Officer

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

Mr. Alessi, appointed as a member of our Board of Directors and our Chief Executive Officer and President on February 10, 2018, has been the Founder and CEO of Alpha Modus, Corp., a software and technology company, since August 2014, and the Managing Director of Hybrid Titan Management, LLC since September 11, 2000. He was formerly the interim CEO of RMD Entertainment Group, Inc. from April of 2017 through October of 2017, and was the interim CEO of Land Star, Inc. from April of 2017 to December of 2017. In August of 2020, Mr. Alessi was appointed a vice president of RTCORE Inc., a software and technology company.

Mr. Spoone, appointed as a member of our Board of Directors on December 3, 2018, has been the CEO and a director of American Hemp Ventures, Inc. since December 28, 2018. He was the founder of Cannalife USA, Ltd, and since 2013, was its CEO. Cannalife was one of the first companies to develop and market beverages using byproducts of hemp as an essential ingredient. Mr. Spoone is one of the founders of the National Hemp Association.

Mr. Chumas, appointed as a member of our Board of Directors on July 11, 2019, served as an IBM sales executive from 2008-2017. In 2017, he began working with erwin, Inc. as an Enterprise Solution Strategist. He also serves as the Chief Strategy Officer and on the Board of Alpha Modus, Corp. since 2018.

The Company believes that its directors are qualified to serve as directors due to their experience in the capital markets and retail industries, and their general business knowledge.

The Company does not have an independent director, as that term is defined in Section 803 of the NYSE Company Guide. The Company does not have a financial expert.

Ms. Setzer, appointed as our Chief Financial Officer on September 15, 2020, is an accounting and management professional and comes to Good Hemp, Inc., with over 25 years of financial administration experience. The San Diego, California native relocated to North Carolina in the early 1980s where she began her career in the construction and commercial development industry, serving critical roles in a host of prominent local projects in Charlotte, North Carolina, one of the nation’s fastest growing and most popular cities.

She transitioned from commercial development to the motorsports’ industry in 2003 when she took on the accounting, travel and office management responsibilities for Braun Racing, and later Turner-Scott Motorsports, a role she held until 2012. Ms. Setzer joined Spire Sports + Entertainment (“SS+E”) in 2014 as Chief Financial Officer, where her role expanded from fiduciary into much of the organization’s day-to-day operations. Over the next six years, she played a key role in transitioning SS+E’s service-based business into an emerging sports property stakeholder and competitor. She also championed the organization’s expansion into NASCAR and hockey team ownership, while furthering SS+E’s promotional and service offerings. SS+E’s affiliate, Spire Holdings, LLC, is an affiliate and major shareholder of the Company.

Mr. Shellady, appointed as our Chief Strategic Officer on July 1, 2020, is a frequent television contributor on Fox News, CNBC, BBC, CNN, and SKY, is an Adjunct Professor of Finance at DePaul University, and is known internationally as “The Cow Guy.” Mr. Shellady has a broad and strong range of technical and trade experience in cash equities, commodities, and financial products in the three main geographies of North America, Europe, and Asia.

From 1990 to 1993, after graduating with a finance degree from the University of Colorado in 1988, Mr. Shellady was the European Managing Partner of Prime International Trading London, a proprietary options trading group based out of Chicago. He built the group up to one of the largest options proprietary trading firms on the London International Financial Futures Exchange (LIFFE) and was responsible for all aspects of firm management, from risk controls to regulatory reports. In 1993, Mr. Shellady built a similar group for Muirpace Ltd. as a board member and Director, which was sold and merged into Speer Leeds in 1995. Mr. Shellady was then retained by Deutsche Bank AG as an Associate Director Level 3 to revitalize all their financial options execution on the floors of London and any exchange staffed by Deutsche Bank personnel in Europe. In 1998, Mr. Shellady was hired by The Industrial Bank of Japan (now Mizuho) to become the Managing Director of their London futures operations overseeing all aspects of the futures division of a large triple A rated, international investment bank.

During this same period, Mr. Shellady was helping to get patsystems plc off the ground as a technology company for electronic futures trading. Mr. Shellady was the first shareholder after the founder and committed time and resources from 1996 to 2000 when he was named Chief Operating Officer for a listing in March of 2000 on the London Stock Exchange raising over $100 million leading to an over $400 million market cap. After almost 16 years in London, Mr. Shellady returned to Chicago to run a small family investment business that was started over 50 years ago.

Currently, Mr. Shellady is back from a second stint in London. He can frequently be seen wearing his trademark “Cow Jacket” on CNBC Europe, Bloomberg, CNN, BBC, and Fox Business News. Most recently, Mr. Shellady has added both radio and print to his media mix with a regular radio show on WJOB Indiana as well as being a weekly contributor to the Northwest Indiana Times Sunday Edition.

Indemnification of Directors and Officers

Pursuant to Section 78.7502 of the Nevada Revised Statutes, we have the power to indemnify any person made a party to any lawsuit by reason of being a director or officer of the Company, or serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Our articles of incorporation provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Nevada law.

With regard to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the common shares being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such case.

Director Compensation

There are no formal agreements with our directors for compensation, although they have received shares for their services from time to time.

Director Independence

During the period ended December 31, 2020, we had no independent directors.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

The Company maintains directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Composition

Our By-Laws provide that the Board of Directors shall consist of not less than one nor more than fifteen directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company’s majority shareholders. Each officer shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors and shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee or financial expert. Management has determined not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. As such, our entire Board of Directors acts as our audit committee. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were timely, except that Ms. Setzer and Mr. Shellady did not timely file a Form 3 or Form 4 upon their appointments as executive officers of the Company.

Management Changes

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

On December 3, 2018, the Company appointed S. Mark Spoone to be a director.

On July 11, 2019, Chris Chumas was appointed director.

On November 19, 2019, Mr. Rodriquez was appointed as Chief Financial Officer.

On July 1, 2020, Scott Shellady was appointed as Chief Strategy Officer.

On September 14, 2020, Mr. Rodriquez resigned as Chief Financial Officer.

On September 15, 2020, Emma Setzer was appointed as Chief Financial Officer.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2020.

Summary Compensation Table

Name and				Stock	Option	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	(1)	(2)	(3)	(4)	(5)	($)

William Alessi	2019	$-	$-	$-	$-	$200,000	$200,000
Chief Executive Officer & Director	2020	$-	$-	$-	$-	$-	$-

Emma Setzer	2019	$-	$-	$-	$-	$-	$-
Chief Financial Officer (6)	2020	$-	$-	$-	$-	$-	$-

Jose Rodriguez	2019	$825	$-	$-	$-	$-	$825
Former Chief Financial Officer (7)	2020	$14,175	$-	$-	$-	$-	$14,175

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)

All other compensation received that could not be properly reported in any other column of the table. The Company issued a $200,000 note to Mr. Alessi, and $100,000 note to Mr. Chumas in consideration for the purchase of 12,000,000 and 6,000,000 of Class A Preferred Shares from Mr. Alessi and Mr. Chumas, respectively.

(6)	Ms. Setzer was appointed as our Chief Financial Officer on September 15, 2020.
(7)	Mr. Rodriguez served as our Chief Financial Officer from November 19, 2019, through September 14, 2020, when he resigned as our Chief Financial Officer.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans, nor does it provide non-qualified deferred compensation to its officers or employees, and therefore, the Summary Compensation Table above does not include columns for nonequity incentive plan compensation and nonqualified deferred compensation earnings, since there were none.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Executive Compensation. During the year ended December 31, 2018, the Company provided Mr. Alessi, in accordance with his employment agreement dated February 12, 2018, 30,000,000 Class A Preferred Shares stock each share having 100 equivalent votes, and 100,000 shares of common stock, each share having 1 vote, having a total value of $30,100. The employment agreement was not renewed in 2019.

Mr. Alessi subsequently transferred 6,000,000 of the Class A Preferred Shares to Chris Chumas, one of the Company’s directors, and returned 12,000,000 shares of Class A Preferred Shares to the Company for cancellation. On July 22, 2019, the Company purchased Mr. Alessi’s 12,000,000 remaining Class A Preferred Shares for $200,000. Payment for the preferred shares was in the form of a Company promissory note issued to Mr. Alessi. The note bears interest at 8% per year, was due and payable on December 31, 2019, is unsecured, and is still outstanding as of the date hereof.

Mr. Rodriguez was paid $825 for his services as CFO of the Company in 2019 and $14,175 for his services as CFO in 2020 prior to his resignation in September of 2020. Mr. Alessi and Ms. Setzer were not compensated by the Company for their services as executive officers during 2020.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2019, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(3)	(4)	(5)	($)

William Alessi	2019	$-	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-

Chris Chumas	2019	$-	$-	$-	$100,000	$100,000
	2020	$-	$-	$-	$-	$-

Mark Spoone	2019	$-	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)

All other compensation received that could not be properly reported in any other column of the table. The Company issued a $100,000 note to Mr. Chumas in consideration for the purchase of 12,000,000 and 6,000,000 of Class A Preferred Shares from Mr. Chumas.

Mr. Alessi, Mr. Chumas and Mr. Spoone were not compensated for their services as directors of the Company. Mr. Alessi’s compensation as an executive officer of the Company is described in the executive compensation descriptions above. As disclosed above, Mr. Alessi originally received 30,000,000 Class A Preferred Shares, and subsequently transferred 6,000,000 Class A Preferred Shares to Mr. Chumas.

On July 22, 2019, the Company purchased 6,000,000 Class A Preferred Shares from Chris Chumas for $100,000. Payment for the preferred shares was in the form of a Company promissory note issued to Mr. Chumas. The note bears interest at 8% per year, was due and payable on December 31, 2019, is unsecured, and is still outstanding as of the date hereof. The Company has included the $100,000 note in the “All Other Compensation” category for Mr. Chumas in the Director Compensation Table above.

Messrs. Alessi, Chumas and Spoone were not compensated for their services as directors of the Company during 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company does not have employment or director agreements with Mr. Alessi, Ms. Setzer, Mr. Chumas, or Mr. Spoone. On June 24, 2020, the Company entered into a consulting services agreement with Mr. Shellady, pursuant to which Mr. Shellady will (i) render marketing, sales, distribution, and branding services to the Company; and (ii) will be paid $5,000 per month and 100,000 shares of Company common stock for services rendered during the initial term from July 1, 2020, through December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following table lists, as of December 31, 2020, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 22,263,829 shares of our common stock issued and outstanding as of December 31, 2020. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Good Hemp, Inc., 20311 Chartwell Center Drive, Suite 1469, Cornelius, NC 28031.

		Amount and
		Nature of
		Beneficial	Percent
Name of Beneficial Owner	Title of Class	Ownership (1)	of Class (2)
William Alessi (3)	Common Stock	6,960,264	31.3%
Chris Chumas (5)	Common Stock	7,000,000	31.4%
S. Mark Spoone (5)	Common Stock	375,000	1.7%
Scott Shellady (4)	Common Stock	100,000	0.4%
Emma Setzer (4)	Common Stock	-	0.0%
All Officers and Directors as a Group	Common Stock	14,435,264	64.8%
T.J. Puchyr (6)	Common Stock	6,000,000	26.9%
Todd Braun (7)	Common Stock	1,666,750	7.0%
Todd Braun (8)	Series B-1 Convertible Preferred Stock	250,000	100%
Todd Braun (9)(10)	Series B-1 Convertible Preferred Stock	750,000	100%

_________

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally invludes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company's common stock and preferred stock.

(2) As of December 31, 2020, a total of 22,263,829 shares of the Company's common stock, 250,000 shares of the Company's Series B-1 Convertible Preferred Stock, and 750,000 shares of the Company's Series B-1 Convertible Preferred Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3) Officer and director.
(4) Officer
(5) Director
(6) Held in name of Spire Holdings, LLC. Mr. Puchyr has voting and dispositive power with respect to the shares held in the name of Spire Holdings, LLC.

(7) Includes 416,750 shares of common stock issuable upon conversion of Mr. Braun's 250,000 shares of Series B-1 Convertible Preferred Stock, and 1,250,000 shares of common stock issuable to Mr. Braun upon his exercise of warrants to purchase, and subsequent conversion of 750,000 shares of Series B-2 Convertible Preferred Stock.

(8) Each share of Series B-1 Convertible Preferred Stock has one vote pershare and is convertible into 1,667 shares of common stock.
(9) Each share of Series B-2 Convertible Preferred Stock has one vote pershare and is currently convertible into common stock at $0.60 per share.
(10) Includes 750,000 shares of Series B-2 Convertible Preferred Stock issuable to Mr. Braun upon his exercise of warrants to purchase 750,000 shares of Series B-2 Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Our board of directors has determined that the Company does not have any independent directors.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2020 and 2018 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2020	2019
Audit fees	$6,500	$6,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$6,500	$6,500

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
3.2	Articles of Merger (changing Company name) (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on May 25, 2018, file no. 000-54509)
3.4	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
3.5	Certificate of Designation of Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
5.1	Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
10.1

Intellectual Property Purchase Agreement, between the Company and Good Hemp Living, LLC, dated February 6, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 12, 2019, file no. 000-54509)

10.2

Branding Agreement between the Company and Spire Holdings, LLC, effective as of February 28, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 2, 2020, file no. 000-54509)

10.3

Joint Venture Agreement of Olin Farms, LLC, between the Company and Paul Hervey, dated July 1, 2020 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.4

Promissory Note dated July 17, 2019, issued by the Company to William Alessi (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.5

Promissory Note dated July 17, 2019, issued by the Company to JanBella Group, LLC (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.6

Promissory Note dated July 17, 2019, issued by the Company to Chris P. Chumas (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.7

Promissory Note dated July 22, 2019, issued by the Company to William Alessi (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.8

Promissory Note dated July 22, 2019, issued by the Company to Chris P. Chumas IRA (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.9

Securities Purchase Agreement, between the Company and Power Up Lending Group Ltd., dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 10, 2021, file no. 000-54509)

10.10

Convertible Promissory Note dated February 4, 2021, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 10, 2021, file no. 000-54509)

10.11

Consulting Services Agreement between the Company and Scott Shellady, dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 30, 2020, file no. 000-54509)

10.12

Amendment to Branding Agreement between the Company and Spire Holdings, LLC, entered into February 10, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 16, 2021, file no. 000-54509)

10.13

Operating Agreement of Good Hemp Wellness, LLC, between the Company and Simple Growth Solutions, dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 17, 2021, file no. 000-54509

10.14

Securities Purchase Agreement, between the Company and AES Capital Management, LLC, dated February 10, 2021 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 17, 2021, file no. 000-54509)

10.15

Convertible Promissory Note issued by the Company to AES Capital Management, LLC, on February 16, 2021 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 17, 2021, file no. 000-54509)

10.16

Securities Purchase Agreement, between the Company and Power Up Lending Group Ltd., dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 19, 2021, file no. 000-54509)

10.17

Convertible Promissory Note dated February 16, 2021, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 19, 2021, file no. 000-54509)

31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Accounting Officer
32.1	Certifications by the Principal Executive and Accounting Officers

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HEMP, INC.

Dated: April 14, 2021	By:	/s/ William Alessi
William Alessi
Chief Executive Officer

	By:	/s/ Emma Seltzer
Emma Seltzer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Director	April 14, 2021
William Alessi

/s/ S. Mark Spoone	Director	April 14, 2021
S. Mark Spoone

/s/ Chris Chumas	Director	April 14, 2021
Chris Chumas

