Form 10-Q
period 2021-03-31
Good Hemp, Inc.
filed 2021-05-06
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 22,376,234 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

GOOD HEMP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$547,211	$21,233
Accounts receivable	17,068	4,689
Inventory	102,660	163,567
Other receivable	2,289	-
Prepaid expenses	130,682	9,541
Total current assets	799,910	199,030

Other assets
Branding agreement	633,673	1,735,714
Investment	64,033	63,433
Intellectual property	12,000	12,000
Total assets	$1,509,616	$2,010,177

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes, net of discounts	$1,010,932	$286,910
Convertible notes to related parties, net of discounts	400,575	400,575
Notes payable	19,100	19,100
Accounts payable	22,765	19,203
Accounts payable to related parties	84,832	82,832
Interest payable	16,921	35,320
Interest payable to related parties	76,454	45,057
Derivative liabilities	1,611,324	1,526,495
Total current liabilities	3,242,903	2,415,492
Total liabilities	3,242,903	2,415,492

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 250,000 and 250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	250	250
Common stock - 150,000,000 shares authorized, $0.001 par value, 22,376,234 and 22,263,829 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	22,377	22,264
Additional paid in capital	8,076,792	7,962,062
Accumulated deficit	(9,832,706)	(8,389,891)
Total stockholders' deficit	(1,733,287)	(405,315)
Total liabilities and stockholders' deficit	$1,509,616	$2,010,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(unaudited)

	2021	2020
Net sales	$73,804	$70,443
Cost of sales	55,454	67,877
Gross profit	18,350	2,566

Operating expenses	1,398,060	79,438
Operating loss	(1,379,710)	(76,872)

Other income (expense)
Loss on derivative liabilities	(84,829)	(97,562)
Gain on write off of debt	38,910	-
Interest expense	(17,186)	(13,802)
Other expense	-	(315)
Total other income (expense)	(63,105)	(111,679)

Net loss	$(1,442,815)	$(188,551)

Net loss per share - basic and diluted	$(0.06)	$(0.014)

Weighted average number of common shares - basic and diluted	22,275,043	13,600,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
March 31, 2021
(unaudited)

	Preferred		Common		Additional	Accumu-
	Stock		Stock		Paid-in	lated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$(2,057,435)
Issuance of common shares - Branding Agreement	-	-	6,000,000	6,000	2,694,000	-	2,700,000
Shares issued to William Alessi	-	-	7,000,000	7,000	-	-	7,000
Shares issued to Chris Chumas	-	-	7,000,000	7,000	-	-	7,000
Net loss for the period ended March 31, 2020	-	-	-	-	-	(188,551)	(188,551)
Balance, March 31, 2020	-	$-	21,952,470	$21,953	$7,562,548	$(7,116,487)	$468,014

Balance, December 31, 2020	250,000	$250	22,263,829	$22,264	$7,962,062	$(8,389,891)	$(405,315)
Issuance of common stock for financing	-	-	65,000	65	26,370	-	26,435
Issuance of common stock for services	-	-	30,000	30	10,426	-	10,456
Issuance of common stock for conversion of notes payable	-	-	17,405	18	77,934	-	77,952
Amortization of derivative liabilities	-	-	-	-	-		-
Net loss for the period ended March 31, 2021	-	-	-	-	-	(1,442,815)	(1,442,815)
Balance, March 31, 2021	250,000	$250	22,376,234	$22,377	$8,076,792	$(9,832,706)	$(1,733,287)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(1,442,815)	$(188,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	13,802
Stock-based compensation	26,400	-
Gain on write off of debt	(38,910)	-
Amortization of branding agreement	1,102,041
Gain on derivative liabilities	84,829	97,562
Changes in operating assets and liabilities:
Accounts receivable	(12,379)	-
Prepaid expenses	(121,141)	(9,563)
Inventory	60,907	16,618
Other receivable	(2,289)	-
Accounts payable	3,562	(8,614)
Accounts payable to related parties	2,000	-
Interest payable	(18,399)	-
Interest payable to related parties	31,397	-
Net cash used in operating activities	(324,797)	(78,746)

Cash flows from investing activities:
Investment	(600)	-
Net cash flows from investing activities	(600)	-

Cash flows from financing activities:
Proceeds from convertible notes payable to related parties, net of discounts	850,932	-
Procceeds from convertible notes payable, net of discounts	443	52,414
Repayment of convertible notes payable, net of discounts	-
Issuance of notes payable	-
Proceeds from issuance of preferred stock	-	-
Issuance of note to unrelated party	-	-
Issuance of notes to owner, net of owner advances	-	-
Net cash provided by financing activities	851,375	52,414

Net change in cash	525,978	(26,332)

Cash and cash equivalents - beginning of period	21,233	48,088

Cash and cash equivalents - end of period	$547,211	$21,756

Supplemental non-cash information
Common stock issued for financing fees	$78,000	$-
Spire Branding Agreement for common stock	$-	$2,700,000
Conversion of notes payable into common stock	$10,000	$14,000

The accompanying notes are an integral part of these financial statements.

GOOD HEMP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At March 31, 2021, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,442,994 at March 31, 2021 and had a loss of $1,442,815 for the three months ended March 31, 2021, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At March 31, 2021, the Company had not attributed any value to the acquired trademarks.

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

The Company recorded an intangible asset in the amount of $2,700,000 based on the closing price of GHMP common shares of $0.45 on February 28, 2020. During the year ended December 31, 2020, the Company determined that it had utilized approximately 36% of the services provided under the branding agreement and has recognized $2,066,327 as expenses. The following summarizes the branding agreement:

Gross Value of Branding Agreement	$2,700,000
Value Utilized	(2,066,327)
Remaining	$633,673

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

On August 4, 2020, the Company entered into a securities purchase agreement with DGF Services, Inc. The note is for $10,000 bearing interest at 7% per annum and has a conversion price of $0.60 per share. The note matures on February 3, 2021. On March 15, 2021, the Company issued 30,000 shares of common stock for the conversion of principal and interest of $10,456. See Note 9.

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

On February 4, 2021, the Company entered into a securities purchase agreement with Power Up pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated February 4, 2021, in the principal amount of $127,000. The note was funded by the Investor on February 4, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on February 4, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

On February 16, 2021, the Company entered into a securities purchase agreement with Power Up pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated February 16, 2021, in the principal amount of $78,750. The note was funded by the Investor on February 16, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on February 16, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite (see Note 9).

NOTE 6 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party. Mr. William Alessi, CEO, is the Principal Executive Officer and director of the Company. The JanBella Group is an entity controlled by Mr. Alessi. Chris Chumas is a director and a minority shareholder of the Company.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010. An additional advance from Mr. Bideaux of $38,910 was written off due to the statute of limitations.

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

The following table presents principal amounts due, and common and preferred shares held by William Alessi, Chris Chumas and S. Mark Spoone as of March 31, 2021:

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

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2021, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
March 31, 2021
Expected term	1.00 years
Expected average volatility	291%
Expected dividend yield	-
Risk-free interest rate	1.59%

The fair value measurements of the derivative liabilities at March 31, 2021 is summarized:

Total	Level 1	Level 2	Level 3
$1,611,324	$-	$-	$1,611,324

The fair value measurements of the derivative liabilities at December 31, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$1,526,495	$-	$-	$1,526,495

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

On March 15, 2021, the Company issued 30,000 shares of common stock to a consultant for services.

On March 23, 2021, the Company issued 17,405 shares of common stock to DGF Services, Inc. for a conversion of $77,952 in convertible debt. See Note 5.

On March 25, 2021, the Company issued 65,000 shares of common stock to Leonite in conjunction with financing. See Note 5.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – JOINT VENTURE

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from March 31, 2021, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed other than as set forth below.

On April 1, 2021, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Kenneth M. Morgan, Blue Water & Rooster, Inc., and Creekside Springs, LLC (collectively the “Sellers”), pursuant to which the Company agreed to purchase all of the membership interests of Diamond Creek Group, LLC, a North Carolina limited liability company, for $690,000, $410,000 of which will be paid by the Company to the Sellers within 24 hours of closing, $90,000 of which will be paid by the Company to Diamond Creek within 24 hours of closing (with all $90,000 being used by Diamond Creek as agreed by the parties in the MIPA), and $190,000 of which was paid by the Company to the Sellers on April 23, 2021.

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

Effective April 22, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC, a New York limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “GS Capital Note”), dated April 21, 2021, in the principal amount of $85,750. The GS Capital Note included a $8,000 original issue discount, and was funded by the investor on April 22, 2021, and on such date pursuant to the GS Capital SPA, the Company reimbursed the investor for legal fees of $3,750, receiving net funding of $74,000. The GS Capital SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The GS Capital Note matures 12 months after the date of the note on April 21, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 105% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment.

Effective April 23, 2021, the Company entered into a securities purchase agreement (the “Power Up SPA”) with Power Up Lending Group Ltd., a Virginia corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Promissory Note (the “Power Up Note”), dated April 20, 2021, in the principal amount of $82,000. The Power Up Note was funded by the investor on April 23, 2021, and on such date pursuant to the Power Up SPA, the Company reimbursed the investor for expenses for legal fees and due diligence of $2,000, receiving net funding of $80,000. The Power Up SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Power Up Note matures 12 months after the date of the Power Up Note on April 20, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the investor. The note carries a prepayment penalty if the note is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 125%. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

Effective May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment.

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

On April 30, 2019, the Company acquired from Mr. Spoone the “CANNA HEMP” and “CANNA” trademarks including all rights and trade secrets and related inventory. At March 31, 2021, the Company had not attributed any value to these acquired trademarks.

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

On April 1, 2021, the Company entered into an agreement to purchase Diamond Creek Group, LLC, a North Carolina limited liability company which sells the Diamond Creek brand of high alkaline water products, for a total purchase price of $690,000. On April 2, 2021, the Company closed the acquisition and paid the initial $500,000 portion of the purchase price, and on April 23, 2021, paid the $190,000 purchase price balance.

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

As of March 31, 2021, these beverages were being sold in over 600 stores in the United States.

Our Growth Strategy

Expanding our US distribution reach to service national chain stores; increase awareness of our brand in the United States; securing additional chain, convenience and key account store listings for all our brands nationwide and internationally; increasing our warehouse direct to retail channel; focusing on full service Class “A” distributors; and focusing on placing our products in produce, natural and cold sets as opposed to the grocery aisles.

We will be looking for strategic acquisitions and partnerships in the beverage and hemp sectors, such as Diamond Creek Group, LLC and Olin Farms, to strengthen our backend supply chain, distribution and relationships with retail customers.

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue

During the three months ended March 31, 2021, the Company generated $73,804 in net sales compared to $70,443 for the same period in 2020.

Operating Expenses

The Company had cost of sales of $55,454 for the three months ended March 31, 2021, compared to $67,877 for the same period in 2020. The increase was primarily due to increased sales of the Company’s products.

The Company incurred general and administrative expenses totaling $1,398,060 for the three months ended March 31, 2021, compared to $79,438 for the same period in 2020. The increase was primarily due to the amortization ($1,102,041) of the branding agreement in 2021.

Net Loss

The Company had a net loss of $1,442,815 for the three months ended March 31, 2021, compared to a net loss of $188,551 for the same period in 2020. This increase was primarily due to the amortization ($1,102,041) of the branding agreement.

Liquidity and Capital Resources

We had cash used in operations of $324,797 for the three months ended March 31, 2021, compared to $78,746 for the three months ended March 31, 2020. The increase in cash used in operating activities for the three months ended March 31, 2021 is attributable to the amortization of the branding agreement of$1,102,041 compared to $0 for the three months ended March 31, 2021 and 2020, respectively.

We had cash used in investing activities of $600 for the three months ended March 31, 2021, and $0 for the three months ended March 31, 2020.

We had cash provided by financing activities of $851,375 for the three months ended March 31, 2021, compared to cash provided by $52,414 for the same period in 2020.

As of March 31, 2021, the Company had cash and cash equivalents of $547,211. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of March 31, 2021, and 2020, the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of March 31, 2021, and December 31, 2020, related party notes totaled $400,575 and $252,608, net of discounts, respectively, and third-party notes totaled $286,910 and $62,339, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,442,994 at March 31, 2021 and had a loss of $1,442,815 for the three months ended March 31, 2021, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of March 31, 2021 were prepared on a consistent basis with prior periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2021, the Company issued 30,000 shares of common stock to a consultant for services. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On March 23, 2021, the Company issued 17,405 shares of common stock to DGF Services, Inc. for a conversion of $77,952 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On March 25, 2021, the Company issued 65,000 shares of common stock to Leonite Capital LLC in conjunction with financing. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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
10.1

Intellectual Property Purchase Agreement, between the Company and Good Hemp Living, LLC, dated February 6, 2019 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 12, 2019, file no. 000-54509)

10.2

Branding Agreement between the Company and Spire Holdings, LLC, effective as of February 28, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 2, 2020, file no. 000-54509)

10.3

Joint Venture Agreement of Olin Farms, LLC, between the Company and Paul Hervey, dated July 1, 2020 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.4

Promissory Note dated July 17, 2019, issued by the Company to William Alessi (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.5

Promissory Note dated July 17, 2019, issued by the Company to JanBella Group, LLC (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.6

Promissory Note dated July 17, 2019, issued by the Company to Chris P. Chumas (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.7

Promissory Note dated July 22, 2019, issued by the Company to William Alessi (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.8

Promissory Note dated July 22, 2019, issued by the Company to Chris P. Chumas IRA (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)

10.9

Securities Purchase Agreement, between the Company and Power Up Lending Group Ltd., dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 10, 2021, file no. 000-54509)

10.10

Convertible Promissory Note dated February 4, 2021, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 10, 2021, file no. 000-54509)

10.11

Consulting Services Agreement between the Company and Scott Shellady, dated June 24, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 30, 2020, file no. 000-54509)

10.12

Amendment to Branding Agreement between the Company and Spire Holdings, LLC, entered into February 10, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 16, 2021, file no. 000-54509)

10.13

Operating Agreement of Good Hemp Wellness, LLC, between the Company and Simple Growth Solutions, dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 17, 2021, file no. 000-54509

10.14

Securities Purchase Agreement, between the Company and AES Capital Management, LLC, dated February 10, 2021 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 17, 2021, file no. 000-54509)

10.15

Convertible Promissory Note issued by the Company to AES Capital Management, LLC, on February 16, 2021 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 17, 2021, file no. 000-54509)

10.16

Securities Purchase Agreement, between the Company and Power Up Lending Group Ltd., dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 19, 2021, file no. 000-54509)

10.17

Convertible Promissory Note dated February 16, 2021, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 19, 2021, file no. 000-54509)

10.18

Securities Purchase Agreement, between the Company and Leonite Capital LLC, dated March 25, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)

10.19

Senior Secured Convertible Promissory Note dated February March 25, 2021, issued by the Company to Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)

10.20	Common Stock Purchase Warrant, dated March 25, 2021, issued to Leonite Capital LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)
10.21

Pledge and Security Agreement between the Company and Leonite Capital LLC, dated March 25, 2021 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)

10.22

Membership Interest Purchase Agreement, between the Company and the Sellers, dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)

10.23	Employment Agreement, between the Company and Kenneth Morgan, dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)
10.24	Common Stock Warrant, dated April 1, 2021, issued to Kenneth Morgan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)
31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certifications by the Principal Executive Officer
32.2 *	Certifications by the Principal Accounting Officer
101 INS *	XBRL Instance Document
101 SCH *	XBRL Taxonomy Extension Schema Document
101 CAL *	XBRL Taxonomy Calculation Linkbase Document
101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB *	XBRL Taxonomy Labels Linkbase Document
101 PRE *	XBRL Taxonomy Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HEMP, INC.

Date: May 6, 2021	/s/ William Alessi
William Alessi
Chief Executive Officer

Date: May 6, 2021	/s/ Emma Setzer
Emma Setzer
Chief Financial Officer

