Form 10-Q
period 2021-06-30
Good Hemp, Inc.
filed 2021-08-23
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 20, 2021, there were 23,435,967 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

GOOD HEMP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$105,316	$21,233
Accounts receivable	70,854	4,689
Inventory	103,408	163,567
Prepaid expenses	181,363	9,541
Total current assets	460,941	199,030

Other assets
Property, plant and equipment, net	137,149	-
Branding agreement	413,265	1,735,714
Investment	66,988	63,433
Goodwill	563,524	-
Intellectual property	12,000	12,000
Total assets	$1,653,867	$2,010,177

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$101,480	$19,203
Accounts payable to related parties	159,832	82,832
Accrued liabilities	43,465	-
Interest payable	12,807	35,320
Interest payable to related parties	98,798	45,057
Notes payable	19,100	19,100
Convertible notes, net of discounts	1,118,682	286,910
Convertible notes to related parties, net of discounts	510,575	400,575
Derivative liabilities	3,562,024	1,526,495
Total current liabilities	5,626,763	2,415,492
Total liabilities	5,626,763	2,415,492

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 250,000 and 250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	250	250
Common stock - 150,000,000 shares authorized, $0.001 par value, 22,542,634 and 22,263,829 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	22,543	22,264
Additional paid in capital	8,284,626	7,962,062
Accumulated deficit	(12,262,596)	(8,389,891)
Total controlling interest	(3,955,177)	(405,315)
Non-controlling interest	(17,719)	-
Total stockholders' deficit	(3,972,896)	(405,315)
Total liabilities and stockholders' deficit	$1,653,867	$2,010,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$455,537	$210,903	$529,341	$281,346
Cost of sales	419,551	144,592	475,005	212,469
Gross profit	35,986	66,311	54,336	68,877

Operating expenses	482,345	86,149	1,880,405	165,587
Operating loss	(446,359)	(19,838)	(1,826,069)	(96,710)

Other income (expense)
Interest income	4	-	4	-
Gain on write off of debt	-	-	38,910	-
Interest expense	(50,554)	(3,366)	(67,740)	(17,168)
Loss on derivative liabilities	(1,950,700)	(629,782)	(2,035,529)	(727,344)
Other expense	-	315	-	-
Total other income (expense)	(2,001,250)	(632,833)	(2,064,355)	(744,512)
Net loss	(2,447,609)	(652,671)	(3,890,424)	(841,222)
Net loss - non-controlling interest	17,719	-	17,719	-
Net loss - controlling interest	$(2,429,890)	$(652,671)	$(3,872,705)	$(841,222)

Net loss per share - basic and diluted	$(0.11)	$(0.03)	$(0.17)	$(0.05)

Weighted average number of common shares - basic and diluted	22,388,663	21,952,470	22,338,347	17,776,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	250,000	$250	22,263,829	$22,264	$7,962,062	$(8,389,891)	$-	$(405,315)
Issuance of common stock for financing	-	-	65,000	65	77,935	-	-	78,000
Issuance of common stock for services	-	-	30,000	30	26,370	-	-	26,400
Issuance of common stock for conversion of notes payable	-	-	17,405	18	10,425	-	-	10,443
Net loss for the period	-	-	-	-	-	(1,442,815)	-	(1,442,815)
Balance, March 31, 2021	250,000	250	22,376,234	22,377	8,076,792	(9,832,706)	-	(1,733,287)
Issuance of S-1 common stock at $1.25 for cash	-	-	166,400	166	207,834	-	-	208,000
Net loss for the period	-	-	-	-	-	(2,429,890)	(17,719)	(2,447,609)
Balance, June 30, 2021	250,000	$250	22,542,634	$22,543	$8,284,626	$(12,262,596)	$(17,719)	$(3,972,896)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$-	$(2,057,435)
Issuance of common shares - Branding Agreement	-	-	6,000,000	6,000	2,694,000	-	-	2,700,000
Shares issued to William Alessi	-	-	7,000,000	7,000	-	-	-	7,000
Shares issued to Chris Chumas	-	-	7,000,000	7,000	-	-	-	7,000
Net loss for the period	-	-	-	-	-	(188,551)	-	(188,551)
Balance, March 31, 2020	-	-	21,952,470	21,953	7,562,548	(7,116,487)	-	468,014
Net loss for the period	-	-	-	-	-	(652,671)	-	(652,671)
Balance, June 30, 2020	-	$-	21,952,470	$21,953	$7,562,548	$(7,769,158)	$-	$(184,657)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(3,890,424)	$(841,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,079	-
Amortization of branding agreement	1,322,449	-
Non-cash interest expense	-	(17,168)
Stock-based compensation	26,400	-
Gain on write off of debt	(38,910)	-
Gain on derivative liabilities	2,035,529	(727,344)
Changes in operating assets and liabilities:
Accounts receivable	(24,278)	(99,977)
Prepaid expenses	(150,321)	(7,864)
Inventory	60,159	71,978
Other receivable	(48)	-
Accounts payable	104,735	72,881
Accounts payable to related parties	75,000	-
Accrued liabilities	2,780	-
Interest payable	31,671	5,307
Net cash used in operating activities	(438,179)	(1,543,409)

Cash flows from investing activities:
Purchase of investments	(689,055)	-
Purchase of fixed assets	(47,000)	-
Net cash flows from investing activities	(736,055)	-

Cash flows from financing activities:
Proceeds from convertible notes payable to related parties, net of discounts	-	1,531,461
Procceeds from convertible notes payable, net of discounts	1,097,182	-
Repayment of convertible notes payable, net of discounts	(128,000)	-
Proceeds from issuance of common stock	208,000	-
Proceeds from investment in subsidiary	42,500	-
Net cash provided by financing activities	1,219,682	1,531,461

Net change in cash	45,448	(11,948)
Cash and cash equivalents - beginning of period	59,868	48,088
Cash and cash equivalents - end of period	$105,316	$36,140

Supplemental non-cash information
Common stock issued for financing fees	$78,000	$-
Spire Branding Agreement for common stock	$-	$2,700,000
Conversion of notes payable into common stock	$10,000	$14,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On April 1, 2021, the Company entered into an agreement to purchase Diamond Creek Group, LLC, a North Carolina limited liability company which sells the Diamond Creek brand of high alkaline water products, for a total purchase price of $643,000. On April 2, 2021, the Company closed the acquisition and paid the initial $500,000 portion of the purchase price, and on April 23, 2021, paid the $143,000 purchase price balance. See note 4 for the purchase price allocation.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Good Hemp, Inc. and its wholly owned subsidiary, Diamond Creek Group, LLC, and its controlling interest subsidiary, Good Hemp Wellness, LLC. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the six month periods ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These unaudited condensed financial statements should be read in conjunction with that report.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. When certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived brands may be adjusted to a determinable life. The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 5 to 30 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At June 30, 2021, an allowance was not deemed necessary.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company's unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recurring operating losses, an accumulated deficit and a working capital deficiency. Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,165,822 at June 30, 2021 and had a loss of $3,890,424 for the six months ended June 30, 2021, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

The Company recorded an intangible asset in the amount of $2,700,000 based on the closing price of GHMP common shares of $0.45 on February 28, 2020. Through the six-month period ended June 30, 2021, the Company determined that it had utilized approximately 85% of the services provided under the branding agreement and has recognized $2,286,735 as expenses. The following summarizes the branding agreement:

Gross Value of Branding Agreement	$2,700,000
Value Utilized	(2,286,735)
Remaining	$413,265

On April 1, 2021, the Company entered into an agreement to purchase Diamond Creek Group, LLC, a North Carolina limited liability company which sells the Diamond Creek brand of high alkaline water products, for a total purchase price of $643,000. On April 2, 2021, the Company closed the acquisition and paid the initial $500,000 portion of the purchase price, and on April 23, 2021, paid the $143,000 purchase price balance. The purchase price was allocated as follows:

Purchase Price Allocation	Amount
Acquisition cost	$643,000
Assets acquired
Cash and cash equivalents	38,635
Accounts receivable	41,611
Property and Equipment	97,228
Total assets acquired	177,474

Liabilities assumed
Accounts payable and accrued liabilities	77,998
Note payable	20,000
Total liabilities assumed	97,998
Goodwill	$563,524

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

On August 18, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated August 18, 2020, in the principal amount of $128,000. The note was funded by the Investor on August 18, 2020, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on August 17, 2021. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

On February 4, 2021, the Company entered into a securities purchase agreement with Power Up Lending Group pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated February 4, 2021, in the principal amount of $127,000. The note was funded by the Investor on February 4, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on February 4, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

On February 16, 2021, the Company entered into a securities purchase agreement with Power Up Lending Group pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated February 16, 2021, in the principal amount of $78,750. The note was funded by the Investor on February 16, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on February 16, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

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

On April 21, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC, a New York limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “GS Capital Note”), dated April 21, 2021, in the principal amount of $85,750. The GS Capital Note included a $8,000 original issue discount, and was funded by the investor on April 22, 2021, and on such date pursuant to the GS Capital SPA, the Company reimbursed the investor for legal fees of $3,750, receiving net funding of $74,000. The GS Capital SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The GS Capital Note matures 12 months after the date of the note on April 21, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 105% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment.

On April 20, 2021, the Company entered into a securities purchase agreement (the “Power Up SPA”) with Power Up Lending Group Ltd., a Virginia corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Promissory Note (the “Power Up Note”), dated April 20, 2021, in the principal amount of $82,000. The Power Up Note was funded by the investor on April 23, 2021, and on such date pursuant to the Power Up SPA, the Company reimbursed the investor for expenses for legal fees and due diligence of $2,000, receiving net funding of $80,000. The Power Up SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Power Up Note matures 12 months after the date of the Power Up Note on April 20, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the investor. The note carries a prepayment penalty if the note is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 125%. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment.

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

The following table presents principal amounts due, and common and preferred shares held by William Alessi, Chris Chumas and S. Mark Spoone as of June 30, 2021:

		Interest	Common Shares		Preferred Shares
Name	Principal	rate	#		#
Chris Chumas	$150,287	8%-10%	7,000,000		nil

William Alessi	250,288	0%-10%	6,971,050	(1)	nil

JanBella Group (2)	110,000	10%	nil		nil

S. Mark Spoone	nil		450,000		nil

Total	$510,575

(1) Includes 6,971,000 shares held in the name of Mr. Alessi’s trust, and 50 shares held in the name of Mr. Alessi’s IRA.

(2) Mr. Alessi’s entity.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2021, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
June 30, 2021
Expected term	1.00 years
Expected average volatility	310.6%
Expected dividend yield	-
Risk-free interest rate	7.00%

The fair value measurements of the derivative liabilities at June 30, 2021 is summarized:

Total	Level 1	Level 2	Level 3
$3,562,024	$-	$-	$3,562,024

The fair value measurements of the derivative liabilities at December 31, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$1,526,495	$-	$-	$1,526,495

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of August 16, 2021, the Company did not have any legal actions pending against it.

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

On June 16, 2021, the Company issued 166,400 shares of common stock to two investors under the S-1 registration at $1.25 per share for a total of $208,000 in cash.

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

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events except as noted below.

On July 21, 2021, a third party investor (the “Investor”) exercised non-cashless warrants to purchase 250,000 shares of the Series B-2 Preferred Stock for $1.00 per share for $250,000 in cash. Immediately upon purchase the Investor elected to convert 500,000 shares of the Series B-2 Preferred Stock at the applicable conversion prices of $0.60 per share into 833,333 shares of Common Stock of the Company.

On July 26, 2021, the Company issued 60,000 shares of common stock to an investor under the S-1 registration at $1.25 per share for a total of $75,000 in cash.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on April 15, 2021, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On April 30, 2019, the Company acquired from Mr. Spoone the “CANNA HEMP” and “CANNA” trademarks including all rights and trade secrets and related inventory. At June 30, 2021, the Company had not attributed any value to these acquired trademarks.

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

On April 1, 2021, the Company entered into an agreement to purchase Diamond Creek Group, LLC, a North Carolina limited liability company which sells the Diamond Creek brand of high alkaline water products, for a total purchase price of $643,000. On April 2, 2021, the Company closed the acquisition and paid the initial $500,000 portion of the purchase price, and on April 23, 2021, paid the $143,000 purchase price balance.

The Company is now a North Carolina based company that is made up of industry veterans focused on exploiting niche markets in the hemp and beverage industries. The Company’s products include high alkaline water products, hemp-based beverage products under Good Hemp® brand, and CBD softgels under the Good Hemp Wellness brand. Good Hemp® products include two lines of hemp-based beverages described below. Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers.

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

As of June 30, 2021, Diamond Creek water was availablein over 1500 stores in the United States.

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

Results of Operations

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended		Increase/
	June 30, 2021	June 30, 2020	(Decrease)
Net Sales	$529,341	$281,346	$247,995
Cost of Sales	475,005	212,469	262,536
Gross Profit	54,336	68,877	(14,541)
Operating Expenses	1,880,405	165,587	1,714,818
Operating Loss	(1,826,069)	(96,710)	(1,729,359)
Interest Income	4	-	4
Gain on Write-off of Debt	38,910	-	38,910
Interest Expense	(67,740)	(17,168)	(50,572)
Loss on Derivative Liabilities	(2,035,529)	(727,344)	(1,308,185)
Net Loss	$(3,890,424)	$(841,222)	$(3,049,202)

Revenue

During the six months ended June 30, 2021, the Company generated $529,341 in net sales compared to $281,346 for the same period in 2020. This is largely due to the acquisition of Diamond Creek, which had existing sales.

Cost of Sales

The Company had cost of sales of $475,005 for the six months ended June 30, 2021, compared to $212,469 for the same period in 2020. The increase was primarily due to increased sales of the Company’s products.

Operating Expenses

The Company incurred general and administrative expenses totaling $1,880,405 for the six months ended June 30, 2021, compared to $165,587 for the same period in 2020. The increase was primarily due to the amortization ($1,322,449) of the branding agreement in 2021. The remaining increase in the operating expenses is from the subsidiaries that were acquired during the current six-month period.

Net Loss

The Company had a net loss of $3,890,424 for the six months ended June 30, 2021, compared to a net loss of $841,222 for the same period in 2020. This increase was primarily due to the amortization ($1,322,449) of the branding agreement and the change in derivative liabilities of $2,035,529.

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended		Increase/
	June 30, 2021	June 30, 2020	(Decrease)
Net Sales	$455,537	$210,903	$244,634
Cost of Sales	419,551	144,592	274,959
Gross Profit	35,986	66,311	(30,325)
Operating Expenses	482,345	86,149	396,196
Operating Loss	(446,359)	(19,838)	(426,521)
Interest Income	4	-	4
Interest Expense	(50,554)	(3,366)	(47,188)
Loss on Derivative Liabilities	(1,950,700)	(629,782)	(1,320,918)
Other Expenses	-	315	(315)
Net Loss	$(2,447,609)	$(652,671)	$(1,794,938)

Revenue

During the three months ended June 30, 2021, the Company generated $455,537 in net sales compared to $210,903 for the same period in 2020. This is largely due to the acquisition of Diamond Creek, which had existing sales.

Cost of Sales

The Company had cost of sales of $419,551 for the three months ended June 30, 2021, compared to $144,592 for the same period in 2020. The increase was primarily due to increased sales of the Company’s products.

Operating Expenses

The Company incurred general and administrative expenses totaling $482,345 for the three months ended June 30, 2021, compared to $86,149 for the same period in 2020. The increase was primarily due to the amortization $220,408 of the branding agreement in 2021. The remaining increase in the operating expenses is from the subsidiaries that were acquired during the current three-month period.

Net Loss

The Company had a net loss of $2,447,609 for the three months ended June 30, 2021, compared to a net loss of $652,782 for the same period in 2020. This increase was primarily due to the amortization $220,408 of the branding agreement and the change in derivative liabilities of $1,950,700.

Liquidity and Capital Resources

We had cash used in operations of $438,179 for the six months ended June 30, 2021, compared to $1,543,409 for the six months ended June 30, 2020. The increase in cash used in operating activities for the six months ended June 30, 2021 is attributable to the amortization of the branding agreement of $1,322,449 compared to $0 for the six months ended June 30, 2021 and 2020, respectively.

We had cash used in investing activities of $736,055 for the six months ended June 30, 2021, and $0 for the six months ended June 30, 2020.

We had cash provided by financing activities of $1,219,682 for the six months ended June 30, 2021, compared to cash provided by $1,531,461 for the six months ended June 30, 2020.

As of June 30, 2021, the Company had cash and cash equivalents of $105,316. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of June 30, 2021, and 2020, the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of June 30, 2021, and December 31, 2020, related party notes totaled $510,575 and $400,575, net of discounts, respectively, and third-party notes totaled $1,137,782 and $306,010, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,165,822 at June 30, 2021 and had a loss of $3,890,424 for the six months ended June 30, 2021, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of June 30, 2021 were prepared on a consistent basis with prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Control and Procedures.

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
10.25

Securities Purchase Agreement, entered into between Good Hemp, Inc. and GS Capital Partners, LLC, dated April 21, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.26

Convertible Promissory Note dated April 21, 2021, by Good Hemp, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.27

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Power Up Lending Group Ltd., dated April 20, 2021 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.28

Convertible Promissory Note dated April 20, 2021, by Good Hemp, Inc. to Power Up Lending Group Ltd. * (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.29

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Metrospaces, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.30

Convertible Promissory Note dated May 4, 2021, by Good Hemp, Inc. to Metrospaces, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.31

Engagement Agreement, between Good Hemp, Inc. and Sperry Advisory Services, LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 25, 2021, file no. 000-54509)

31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certifications by the Principal Executive Officer
32.2 *	Certifications by the Principal Accounting Officer

101 INS **	XBRL Instance Document
101 SCH **	XBRL Taxonomy Extension Schema Document
101 CAL **	XBRL Taxonomy Calculation Linkbase Document
101 DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB **	XBRL Taxonomy Labels Linkbase Document
101 PRE **	XBRL Taxonomy Presentation Linkbase Document

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD HEMP, INC.

Date: August 23, 2021	/s/ William Alessi
William Alessi
Chief Executive Officer

Date: August 23, 2021	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

