Form 10-Q
period 2021-09-30
Good Hemp, Inc.
filed 2021-11-15
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

GOOD HEMP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive, Suite 1469 Cornelius, North Carolina 28031	1-800-947-9197
(Address of principal executive offices) (Zip code)	(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

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

As of  November 9, 2021, there were 23,509,775 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

GOOD HEMP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$13,405	$21,233
Accounts receivable	64,803	4,689
Inventory	-	163,567
Prepaid expenses	166,933	9,541
Current assets of discontinued operations	324	-
Total current assets	245,465	199,030

Other assets
Property, plant and equipment, net	130,070	-
Branding agreement	-	1,735,714
Investment	66,988	63,433
Goodwill	563,524	-
Intellectual property	12,000	12,000
Total assets	$1,018,047	$2,010,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$84,628	$19,203
Accounts payable to related parties	94,572	82,832
Accrued liabilities	7,987	-
Interest payable	41,303	35,320
Interest payable to related parties	78,858	45,057
Notes payable	19,100	19,100
Convertible notes, net of discounts	1,033,803	286,910
Convertible notes to related parties, net of discounts	510,575	400,575
Derivative liabilities	4,652,050	1,526,495
Total current liabilities	6,522,876	2,415,492
Total liabilities	6,522,876	2,415,492

Stockholders’ deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 0 and 250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	250
Common stock - 150,000,000 shares authorized, $0.001 par value, 23,444,775 and 22,263,829 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	23,445	22,264
Additional paid in capital	8,608,974	7,962,062
Accumulated deficit	(14,112,736)	(8,389,891)
Total controlling interest	(5,480,317)	(405,315)
Non-controlling interest	(24,512)	-
Total stockholders’ deficit	(5,504,829)	(405,315)
Total liabilities and stockholders’ deficit	$1,018,047	$2,010,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$416,327	$102,010	$943,364	$383,356
Cost of sales	408,757	77,688	883,510	290,157
Gross profit	7,570	24,322	59,854	93,199

Operating expenses	650,996	290,922	2,476,204	456,510
Operating loss	(643,426)	(266,600)	(2,416,350)	(363,311)

Other income (expense)
Interest income	3	-	7	-
Gain on write off of debt	-	-	38,910	-
Interest expense	(103,257)	(3,192)	(170,997)	(20,360)
Loss on derivative liabilities	(1,090,026)	119,848	(3,125,555)	(607,495)
Other income (expense)	149	-	149	-
Total other income (expense)	(1,193,131)	116,656	(3,257,486)	(627,855)
Net loss from continuing operations	(1,836,557)	(149,944)	(5,673,836)	(991,166)
Loss from discontinued operations	(20,376)	-	(73,521)	-
Net loss	(1,856,933)	(149,944)	(5,747,357)	(991,166)
Net loss - non-controlling interest	6,793	-	24,512	-
Net loss - controlling interest	$(1,850,140)	$(149,944)	$(5,722,845)	$(991,166)

Net loss per share from continuing operations – basic and diluted	$(0.08)	$(0.01)	$(0.25)	$(0.06)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$-	$(0.00)	$-
Net loss per share - basic and diluted	$(0.08)	$(0.01)	$(0.25)	$(0.06)

Weighted average number of common shares - basic and diluted	22,747,492	21,952,470	22,612,048	17,776,646

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	250,000	$250	22,263,829	$22,264	$7,962,062	$(8,389,891)	$-	$(405,315)
Issuance of common stock for financing	-	-	65,000	65	77,935	-	-	78,000
Issuance of common stock for services	-	-	30,000	30	26,370	-	-	26,400
Issuance of common stock for conversion of notes payable	-	-	17,405	18	10,425	-	-	10,443
Net loss for the period	-	-	-	-	-	(1,442,815)	-	(1,442,815)
Balance, March 31, 2021	250,000	250	22,376,234	22,377	8,076,792	(9,832,706)	-	(1,733,287)
Issuance of S-1 common stock at $1.25 for cash	-	-	166,400	166	207,834	-	-	208,000
Net loss for the period	-	-	-	-	-	(2,429,890)	(17,719)	(2,447,609)
Balance, June 30, 2021	250,000	250	22,542,634	22,543	8,284,626	(12,262,596)	(17,719)	(3,972,896)
Issuance of S-1 common stock at $1.25 for cash	-	-	60,000	60	74,940	-	-	75,000
Exercise of warrants for preferred shares at $1.00	250,000	250	-	-	249,750	-	-	250,000
Conversion of preferred shares to common shares	(500,000)	(500)	833,333	833	(333)	-	-	-
Cashless warrant exercise	-	-	8,808	9	(9)	-	-	-
Net loss for the period	-	-	-	-	-	(1,850,140)	(6,793)	(1,856,933)
Balance, September 30, 2021	-	$-	23,444,775	$23,445	$8,608,974	$(14,112,736)	$(24,512)	$(5,504,829)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$-	$(2,057,435)
Issuance of common shares for branding agreement	-	-	6,000,000	6,000	2,694,000	-	-	2,700,000
Shares issued to William Alessi	-	-	7,000,000	7,000	-	-	-	7,000
Shares issued to Chris Chumas	-	-	7,000,000	7,000	-	-	-	7,000
Net loss for the period	-	-	-	-	-	(188,551)	-	(188,551)
Balance, March 31, 2020	-	-	21,952,470	21,953	7,562,548	(7,116,487)	-	468,014
Net loss for the period	-	-	-	-	-	(652,671)	-	(652,671)
Balance, June 30, 2020	-	-	21,952,470	21,953	7,562,548	(7,769,158)	-	(184,657)
Issuance of Series B-1 preferred stock	250,000	250	-	-	249,750	-	-	250,000
Issuance of common stock for conversion of convertible note	-	-	111,359	111	59,889	-	-	60,000
Issuance of common stock for services	-	-	160,000	160	119,840	-	-	120,000
Issuance of common stock for joint venture	-	-	40,000	40	19,960	-	-	20,000
Amortization of derivative liabilities	-	-	-	-	(49,925)	-	-	(49,925)
Net loss for the period	-	-	-	-	-	(149,944)	-	(149,944)
Balance, September 30, 2020	250,000	$250	22,263,829	$22,264	$7,962,062	$(7,919,102)	$-	$65,474

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Cash flows from operating activities:
Net loss from continuing operations	$(5,673,836)	$(991,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,158	-
Amortization of branding agreement	1,735,714	-
Non-cash interest expense	-	-
Stock-based compensation	26,400	52,500
Gain on write off of debt	(38,910)	-
Gain on derivative liabilities	3,125,555	(607,496)
Changes in operating assets and liabilities:
Accounts receivable	(18,503)	(7,210)
Prepaid expenses	(85,479)	(130,616)
Inventory	163,567	98,491
Other receivable	228	-
Accounts payable	22,623	126,060
Accounts payable to related parties	75,000	-
Accrued liabilities	(32,698)	-
Interest payable	40,227	4,338
Operating cash flows from discontinued operations	(73,521)	-
Net cash used in operating activities	(719,475)	(1,455,099)

Cash flows from investing activities:
Purchase of investments	(689,055)	-
Purchase of fixed assets	(47,000)	-
Net cash flows from investing activities	(736,055)	-

Cash flows from financing activities:
Proceeds from convertible notes payable to related parties, net of discounts	-	147,967
Proceeds from convertible notes payable, net of discounts	1,322,182	966,084
Repayment of convertible notes payable, net of discounts	(488,291)	-
Issuance of notes payable	-	19,100
Proceeds from issuance of common stock	283,000	-
Conversion of note payables to common stock, net	-	60,000
Issuance of preferred stock	250,000	250,000
Proceeds from investment in subsidiary	42,500	-
Net cash provided by financing activities	1,409,391	1,443,151

Net change in cash	(46,139)	(11,948)
Cash and cash equivalents - beginning of period	59,868	48,088
Cash and cash equivalents – end of period for discontinued operations	324	-
Cash and cash equivalents - end of period for continuing operations	$13,405	$36,140

Supplemental non-cash information
Common stock issued for financing fees	$78,000	$-
Spire Branding Agreement for common stock	$-	$2,700,000
Conversion of notes payable into common stock	$10,000	$14,000
Exercise of cashless warrants	$8,808	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOOD HEMP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Good Hemp, Inc. (the “Company” or “Good Hemp”), formerly known as Keyser Resources, Inc., and Lone Star Gold, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013, when it discontinued operations. In 2017, the Company was put into receivership and in 2018, it emerged from receivership. On September 11, 2019, the Company’s Board of Directors, pursuant to Nevada Revised Statute 92A.280, amended the Company’s Articles of Incorporation to change the name of the Company from Lone Star Gold, Inc. to Good Hemp, Inc. The amendment was filed with the Nevada Secretary of State on September 12, 2019.

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

On February 9, 2021, the Company formed Good Hemp Wellness, LLC, a limited liability company formed under the laws of the State of North Carolina, to sell CBD products to customers through chiropractic offices. In October 2021, this company was dissolved. This company is being treated as discontinued operations in the consolidated financial statements.

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

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the nine month periods ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. These unaudited condensed financial statements should be read in conjunction with that report.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recurring operating losses, an accumulated deficit and a working capital deficiency. Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $6,277,411 at September 30, 2021 and had a loss of $5,747,357 for the nine months ended September 30, 2021, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

The Company recorded an intangible asset in the amount of $2,700,000 based on the closing price of GHMP common shares of $0.45 on February 28, 2020. Through the nine-month period ended September 30, 2021, the Company determined that it had utilized 100% of the services provided under the branding agreement and has recognized $2,700,000 as expenses. The following summarizes the branding agreement:

Gross Value of Branding Agreement	$2,700,000
Value Utilized	(2,700,000)
Remaining	$-

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

On February 4, 2021, the Company entered into a securities purchase agreement with Power Up Lending Group pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated February 4, 2021, in the principal amount of $127,000. The note was funded by the Investor on February 4, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on February 4, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. On August 2, 2021, the Company paid the note, accrued interest and prepayment penalty in full.

On February 16, 2021, the Company entered into a securities purchase agreement with Power Up Lending Group pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated February 16, 2021, in the principal amount of $78,750. The note was funded by the Investor on February 16, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on February 16, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. On August 11, 2021, the Company paid the note, accrued interest and prepayment penalty in full.

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

On August 13, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., a New York corporation, pursuant to which the Company agreed to issue to the investor a Convertible Note, dated August 13, 2021, in the principal amount of $250,375. The Note included a $25,375 original issue discount and was funded by the investor on August 13, 2021, with the Company receiving funding of $225,000. The note carries a one-time interest charge of 10% of $25,037. The note has mandatory monthly payments of $27,541 starting on September 30, 2021 until the note is paid in full. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on August 13, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing price during the previous trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The Company made the first note payment on $27,541 prior to September 30, 2021.

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

On July 18, 2019, the Company issued promissory notes to Mr. Alessi, JanBella Group and Mr. Chumas to evidence the amounts they advanced to the Company. The notes are due on demand, bear interest at 10% per year, and are secured by all of the Company’s assets. At the option of the noteholders, the notes may be converted into shares of the Company’s common stock. The number of shares which will be issued upon any conversion of the notes will be determined by dividing the principal amount to be converted (plus, at the option of the noteholder, accrued and unpaid interest) by the lower of (i) $0.001 or, (ii) 50% of the lowest bid price during the forty-five consecutive trading day period ending on the trading day immediately prior to the conversion date.

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

On or about July 22, 2019, S. Mark Spoone converted his 12,000,000 Class A Preferred Shares into 450,000 shares of the Company’s common stock.

On January 29, 2020, the Company issued 7,000,000 shares of its common stock to each of William Alessi and Chris Chumas, respectively, for partial conversion of their promissory notes in the principal amount of $7,000 each, respectively.

The following table presents principal amounts due, and common and preferred shares held by William Alessi, Chris Chumas and S. Mark Spoone as of September 30, 2021:

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

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2021, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2021
Expected term	1.00 years
Expected average volatility	321.5%
Expected dividend yield	-
Risk-free interest rate	7.00%

The fair value measurements of the derivative liabilities at September 30, 2021 are summarized:

Total	Level 1	Level 2	Level 3
$4,652,050	$-	$-	$4,652,050

The fair value measurements of the derivative liabilities at December 31, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$1,526,495	$-	$-	$1,526,495

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

Effective July 31, 2020, the Company issued a Convertible Promissory Note to JRF AZ Investments II, LP in the principal amount of $60,000, which was funded on July 31, 2020. TheNote matured six months after the date of the Note and was convertible into shares of the Company’s common stock at a conversion price equal to 60% of the average closing price during the 10 trading day period ending on the trading day prior to conversion. On August 1, 2020, JRF AZ Investments II, LP elected to convert the entire Note into Company common stock and was subsequently issued 111,359 shares of Company common stock in conversion thereof.

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

On July 26, 2021, the Company issued 60,000 shares of common stock to one investor under the S-1 registration at $1.25 per share for a total of $75,000 in cash.

On July 30, 2021, an investor (the “Investor”) exercised a non-cashless warrants to purchase 250,000 shares of the Series B-2 Preferred Stock for $1.00 per share for $250,000 in cash.

On July 30, 2021, the investor holding 500,000 shares of Series B-2 Preferred Stock converted these shares into 833,333 common shares according to the conversion rights.

On August 27, 2021, two warrant holders exercised cashless warrants. The Company issued 8,808 shares of common stock in relation to these warrants being exercised.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – JOINT VENTURE

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”) for the purpose of cultivating hemp. Hervey is a licensed hemp cultivator in good standing under the laws of North Carolina with approximately 3,700 square feet of greenhouse cultivation space and approximately 9 acres of farmable land (the “Facility”). Under the joint venture agreement, Good Hemp will contribute up to $160,000 for the preparation of the Facility, as well as up to $174,000 as ongoing operational expenses for the joint venture, and Hervey will contribute exclusive use of the Facility, as well as purchase services and/or purchase or lease necessary equipment for the planting, cultivation and irrigation for growing hemp, and profits shall be split equally by the parties after reimbursement of expenses paid by the parties. The joint venture shall conduct business under the name “Olin Farms, LLC”. On or about August 20, 2020, the Company compensated Hervey $53,433.33 for the initial expenses of the joint venture. The payment was made as follows: (i) a check payable to Hervey in the amount of $33,433.33, and (ii) the issuance of 40,000 shares of Company common stock in lieu of a $20,000 cash payment. On or about August 21, 2020, the Company made an initial cash contribution to Olin Farms, LLC, in the amount of $10,000.00. In October 2021, Olin Farms, LLC was dissolved.

NOTE 11 – DISCONTINUED OPERATIONS

The Company decided during the year to discontinue operations of its majority owned subsidiary, Good Hemp Wellness, LLC. In October 2021, the Company dissolved this entity in accordance with the laws and regulations of North Carolina.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the Consolidated Balance Sheets. The assets and liabilities have been reflected as discontinued operations in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, and consist of the following:

	September 30, 2021	December 31, 2020
Current Assets of Discontinued Operations:
Cash	$324	$-
Total Current Assets of Discontinued Operations	$324	$-

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the three and nine-month periods ended September 30, 2021 and 2020 have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	Three Months Ended
	September 30, 2021	September 30, 2020
Net sales	$1,885	$-
Cost of sales	1,562	-
Gross profit	323	-

Operating expenses	20,699	-
Operating loss	(20,376)	-

Loss before taxes of discontinued operations	(20,376)	-
Provision for income taxes of discontinued operations	-	-
Net loss of discontinued operations	$(20,376)	$-

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net sales	$4,189	$-
Cost of sales	1,814	-
Gross profit	2,375	-

Operating expenses	75,896	-
Operating loss	(73,521)	-

Loss before taxes of discontinued operations	(73,521)	-
Provision for income taxes of discontinued operations	-	-
Net loss of discontinued operations	$(73,521)	$-

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the period ended September 30, 2021 and year ended December 31, 2020 have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Nine Months Ended
	September 30, 2021	September 31, 2020
DISCONTINUED OPERATING ACTIVITIES
Net loss of discontinued operations	$(73,521)	$-
Net cash used in operating activities of discontinued operations	$(73,521)	$-

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events except as noted below.

Effective October 5, 2021, the Company entered into a securities purchase agreement with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Note, dated October 5, 2021, in the principal amount of $275,000. The note was funded by the investor on October 5, 2021, with the Company receiving funding of $250,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures on August 20, 2022. The Company must begin making monthly payments in February 2022 and March 2022 of $6,000, then five payments of $58,100 from April through August 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock.

On October 18, 2021, the Company issued 65,000 shares of common stock to an investor under the S-1 registration at $1.25 per share for a total of $75,000 in cash.

Effective October 19, 2021, the Company entered into a securities purchase agreement with Sixth Street Lending, LLC, a Virginia limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated October 19, 2021, in the principal amount of $87,500. The note was funded by the investor on October 19, 2021, with the Company receiving funding of $85,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on October 19, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock.

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

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”), an individual, for the purpose of cultivating hemp on approximately 9 acres of farmland and in approximately 3,700 square feet of greenhouse space in North Carolina (referred to as “Olin Farms”). In October 2021, Olin Farms ceased operations, and the limited liability company joint venture entity was dissolved in North Carolina.

On February 9, 2021, the Company formed Good Hemp Wellness, LLC, a limited liability company formed under the laws of the State of North Carolina, to sell CBD products to customers through chiropractic offices. In October 2021, this company was dissolved in North Carolina, and it is being treated as discontinued operations in the consolidated financial statements. The Company plans to sell Good Hemp Wellness CBD inventory directly.

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

The Company is a North Carolina based company that is made up of industry veterans focused on exploiting niche markets in the hemp and beverage industries. The Company’s products include high alkaline water products, hemp-based beverage products under Good Hemp® brand, and CBD softgels under the Good Hemp Wellness brand. Good Hemp® products include two lines of hemp-based beverages described below. Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers.

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

Good Hemp Wellness is a line of CBD soft gels that uses a proprietary super absorption formula with the goal of minimizing the nutrients lost during the digestive process and allowing consumers to absorb more CBD in smaller doses.

Diamond Creek High Alkaline Water is a 9.5pH high alkaline natural spring water, sourced from the highest quality, award winning springs. Diamond Creek is available in one gallon, one liter and half liter bottles and aids in balancing the body’s pH while providing superior hydration resulting from a proprietary ionization process.

As of September 30, 2021, Diamond Creek water was available in over 1,500 stores in the United States.

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

We will be looking for strategic acquisitions and partnerships in the beverage and hemp sectors, such as Diamond Creek Group, LLC, to strengthen our backend supply chain, distribution and relationships with retail customers.

Results of Operations

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Net Sales	$947,553	$383,356	$564,197
Cost of Sales	885,324	290,157	595,167
Gross Profit	62,229	93,199	(30,970)
Operating Expenses	2,552,100	456,510	2,095,590
Operating Loss	(2,489,871)	(363,311)	(2,126,560)
Interest Income	7	-	7
Gain on Write-off of Debt	38,910	-	38,910
Interest Expense	(170,997)	(20,360)	(150,637)
Loss on Derivative Liabilities	(3,125,555)	(607,495)	(2,518,060)
Other Expenses	149	-	149
Net Loss	$(5,747,357)	$(991,166)	$(4,756,191)

Revenue

During the nine months ended September 30, 2021, the Company generated $947,553 in net sales compared to $383,356 for the same period in 2020. This is largely due to the acquisition of Diamond Creek, which had existing sales.

Cost of Sales

The Company had cost of sales of $885,324 for the nine months ended September 30, 2021, compared to $290,157 for the same period in 2020. The increase was primarily due to increased sales of the Company’s products.

Operating Expenses

The Company incurred general and administrative expenses totaling $2,552,100 for the nine months ended September 30, 2021, compared to $456,510 for the same period in 2020. The increase was primarily due to the amortization ($1,737,714) of the branding agreement in 2021. The remaining increase in the operating expenses is from the subsidiaries that were acquired during the current six-month period.

Net Loss

The Company had a net loss of $5,747,357 for the nine months ended September 30, 2021, compared to a net loss of $991,166 for the same period in 2020. This increase was primarily due to the amortization ($1,737,714) of the branding agreement and the change in derivative liabilities of $3,125,555.

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Net Sales	$418,212	$102,010	$316,202
Cost of Sales	410,319	77,688	332,631
Gross Profit	7,893	24,322	(16,429)
Operating Expenses	671,695	290,922	380,773
Operating Loss	(663,802)	(266,600)	(397,202)
Interest Income	3	-	3
Gain on Write-off of Debt	-	-	-
Interest Expense	(103,257)	(3,192)	(100,065)
Loss on Derivative Liabilities	(1,090,026)	119,848	(1,209,874)
Other Expenses	149	-	149
Net Loss	$(1,856,933)	$(149,944)	$(1,706,989)

Revenue

During the three months ended September 30, 2021, the Company generated $418,212 in net sales compared to $102,010 for the same period in 2020. This is largely due to the acquisition of Diamond Creek, which had existing sales.

Cost of Sales

The Company had cost of sales of $410,319 for the three months ended September 30, 2021, compared to $77,668 for the same period in 2020. The increase was primarily due to increased sales of the Company’s products.

Operating Expenses

The Company incurred general and administrative expenses totaling $671,695 for the three months ended September 30, 2021, compared to $290,922 for the same period in 2020. The increase was primarily due to the amortization $413,265 of the branding agreement in 2021. The remaining increase in the operating expenses is from the subsidiaries that were acquired during the current nine-month period.

Net Loss

The Company had a net loss of $1,856,933 for the three months ended September 30, 2021, compared to a net loss of $149,944 for the same period in 2020. This increase was primarily due to the amortization $413,265 of the branding agreement and the change in derivative liabilities of $1,090,026.

Liquidity and Capital Resources

We had cash used in operations of $719,475 for the nine months ended September 30, 2021, compared to $1,455,099 for the nine months ended September 30, 2020. The increase in cash used in operating activities for the nine months ended September 30, 2021 is attributable to the amortization of the branding agreement of $1,735,714 compared to $0 for the nine months ended September 30, 2021 and 2020, respectively.

We had cash used in investing activities of $736,055 for the nine months ended September 30, 2021, and $0 for the nine months ended September 30, 2020.

We had cash provided by financing activities of $1,409,391 for the nine months ended September 30, 2021, compared to cash provided by $1,443,151 for the nine months ended September 30, 2020.

As of September 30, 2021, the Company had cash and cash equivalents of $13,729. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of September 30, 2021, and 2020, the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of September 30, 2021, and December 31, 2020, related party notes totaled $510,575 and $400,575, net of discounts, respectively, and third-party notes totaled $1,052,903 and $306,010, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $6,277,411 at September 30, 2021 and had a loss of $5,747,357 for the nine months ended September 30, 2021, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of September 30, 2021 were prepared on a consistent basis with prior periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2021, an investor exercised non-cashless warrants to purchase 250,000 shares of the Series B-2 Preferred Stock for $1.00 per share for $250,000 in cash. On July 30, 2021, the investor holding 500,000 shares of Series B-2 Preferred Stock converted these shares into 833,333 shares of common stock pursuant to the conversion rights associated with each share of Series B-2 Preferred Stock. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 27, 2021, two warrant holders exercised cashless warrants. The Company issued 8,808 shares of common stock in relation to these warrants being exercised. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

10.10

Amendment to Branding Agreement between the Company and Spire Holdings, LLC, entered into February 10, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 16, 2021, file no. 000-54509)

10.11

Securities Purchase Agreement, between the Company and Leonite Capital LLC, dated March 25, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)

10.12

Senior Secured Convertible Promissory Note dated February March 25, 2021, issued by the Company to Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)

10.13	Common Stock Purchase Warrant, dated March 25, 2021, issued to Leonite Capital LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)
10.14

Pledge and Security Agreement between the Company and Leonite Capital LLC, dated March 25, 2021 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)

10.15

Membership Interest Purchase Agreement, between the Company and the Sellers, dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)

10.16	Employment Agreement, between the Company and Kenneth Morgan, dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)
10.17	Common Stock Warrant, dated April 1, 2021, issued to Kenneth Morgan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)
10.18

Securities Purchase Agreement, entered into between Good Hemp, Inc. and GS Capital Partners, LLC, dated April 21, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.19

Convertible Promissory Note dated April 21, 2021, by Good Hemp, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.20

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Metrospaces, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.21

Convertible Promissory Note dated May 4, 2021, by Good Hemp, Inc. to Metrospaces, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.22

Engagement Agreement, between Good Hemp, Inc. and Sperry Advisory Services, LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 25, 2021, file no. 000-54509)

10.23

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Geneva Roth Remark Holdings, Inc., dated August 13, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 26, 2021, file no. 000-54509)

10.24

Promissory Note dated August 13, 2021, by Good Hemp, Inc. to Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 26, 2021, file no. 000-54509)

10.25

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Jefferson Street Capital LLC, dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2021, file no. 000-54509)

10.26

Inventory Financing Promissory Note dated October 5, 2021, by Good Hemp, Inc. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2021, file no. 000-54509)

10.27

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Sixth Street Lending LLC, dated October 19, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 27, 2021, file no. 000-54509)

10.28

Convertible Promissory Note dated October 19, 2021, by Good Hemp, Inc. to Sixth Street Lending LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 27, 2021, file no. 000-54509)

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

GOOD HEMP, INC.

Date: November 15, 2021	/s/ William Alessi
William Alessi
Chief Executive Officer

Date: November 15, 2021	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

