Form 10-K
period 2021-12-31
Good Hemp, Inc.
filed 2022-04-25
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,451,996, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $1.50. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of April 14, 2022, the Company had 27,712,260 outstanding shares of common stock.

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

The Company is a North Carolina based company that is made up of industry veterans focused on exploiting niche markets in the beverage industry. The Company’s current products include high alkaline water products, hemp-based beverage products under the Good Hemp® brand, and CBD softgels under the Good Hemp Wellness brand. Good Hemp® products include two lines of hemp-based beverages described below. Good Hemp® products have been sold throughout the United States since 2016 via Amazon.com, as well as local retailers.

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

Our Growth Strategy & Recent Merger Agreements

We are focused on expanding our US distribution reach to service more national chain stores; increase awareness of our brands in the United States; securing additional chain, convenience and key account distributors and store listings for our brands nationwide and internationally; increasing our warehouse direct-to-retail channel.

We are looking for strategic acquisitions and partnerships in the beverage sector, such as Diamond Creek Group, LLC (“Diamond Creek”), which we acquired in 2021.

On March 8, 2022, we entered into a Plan and Agreement of Merger (the “PXS Merger Agreement”) with Petro X Solutions, Inc. (“PXS”), a Wyoming corporation, pursuant to which a wholly-owned subsidiary of the Company will merge (the “PXS Merger”) with and into PXS, with PXS becoming our wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the PXS Merger Agreement, an aggregate of 100,000,000 shares of Company common stock will be issued to the shareholders of PXS in the PXS Merger. The PXS Merger closing is to occur upon the satisfaction of several conditions, including (i) customary closing conditions, including the receipt of necessary approval from each of the Company and PXS, the accuracy of the representations and warranties of the other party, performance by the other party of its obligations under the PXS Merger Agreement, and the absence of any material adverse changes in the condition of the other party, and (ii) the reformation of promissory notes payable to our current management. Our management sees no impediment to the consummation of the PXS Merger.

PXS markets competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors. Its primary product, EnviroXstreamTM, is a plant-based, non-toxic, safe, yet powerful, cleaner/degreaser technology that expedites the natural bio-degradation process of hydrocarbons and other compounds. EnviroXstreamTM is currently a California South Coast AQMD-Certified Clean Air Solvent, and in the past has been, an EPA-designated Safer Choice product. EnviroXstreamTM distinguishes itself by its efficacy, which is buttressed by its “green” credentials.

On March 14, 2022, we entered into another Plan and Agreement of Merger dated March 9, 2022 (the "Restoration Merger Agreement"), with Restoration Artechs, Inc. ("Restoration"), a California corporation, pursuant to which a wholly-owned subsidiary of the Company will merge (the "Restoration Merger") with and into Restoration, with Restoration becoming our wholly-owned subsidiary as a result of the Restoration Merger. Pursuant to the Restoration Merger Agreement, 25,000,000 shares of Company common stock will be issued to the shareholder of Restoration in the Restoration Merger. The Restoration Merger closing is to occur upon the satisfaction of several conditions, including (i) customary closing conditions, including the receipt of necessary approval from each of the Company and Restoration, the accuracy of the representations and warranties of the other party, performance by the other party of its obligations under the Restoration Merger Agreement, and the absence of any material adverse changes in the condition of the other party, and (ii) the reformation of promissory notes payable to our current management. Our management sees no impediment to the consummation of the Restoration Merger.

Restoration is a Carlsbad, California-based restoration service company specializing in surface restoration, especially commercial and residential stainless steel surfaces. Through its subsidiary, Barry’s Restore It All Products, LLC, it markets and sells to businesses and consumers Scratch-B-GoneTM, a stainless steel surface restoration kit, among other products.

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

Other Information

As of December 31, 2021, the Company had two employees.

The Company’s office is located at 20311 Chartwell Center Drive, Ste. 1469, Cornelius, North Carolina, 28031.

Item 1A. Risk Factors.

Risks Related to our Financial Condition and Capital Requirements

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We incurred a net loss of approximately $4.8 million for the year ended December 31, 2021, and our accumulated deficit increased to approximately $13.2 million as of December 31, 2021.

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

As of December 31, 2021, approximately forty-eight states authorized industrial hemp programs pursuant to the 2018 farm bill (the Agricultural Improvement Act of 2018, the “2018 Farm Bill”), which legalized the regulated production of hemp.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is not traded on any national securities exchange but is quoted on the alternative trading system operated by OTC Markets Group, Inc. (the OTC Link ATS) under the “GHMP” trading symbol at the OTC Pink level. The following table summarizes the high and low historical trading prices of the Company’s common stock for the periods indicated as reported by OTCMarkets.com (as historic high and low bid prices are not reported by OTCMarkets.com).

Fiscal Year Ended December 31, 2020

	High	Low
First Quarter	0.81	0.321
Second Quarter	1.09	0.39
Third Quarter	2.33	0.5501
Fourth Quarter	1.17	0.6851

Fiscal Year Ended December 31, 2021

	High	Low
First Quarter	1.24	0.7101
Second Quarter	4.2	0.85
Third Quarter	1.9499	0.6185
Fourth Quarter	0.8999	0.0761

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

As of December 31, 2021, the Company had 23,805,630 outstanding shares of common stock which were owned by approximately 37 shareholders of record.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The statements contained in the following MD&A and elsewhere throughout this Annual Report on Form 10-K, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

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

Results of Operations

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Revenues

We had $1,222,067 and $415,796 of revenue for the years ended December 31, 2021 and 2020, respectively. Revenue increased in 2021 as compared to 2020 as a result of increasing sales volumes resulting from increased online advertising efforts and engaging several additional beverage distributors in 2020.

Cost of Sales

We had $1,122,181 and $342,824 of cost of sales for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, as a percentage of revenue, it was 91.8% and 82.5%, respectively.

Operating Expenses

Operating expenses for the years ended December 31, 2021 and 2020 were $2,357,823 and $1,388,074, respectively. The increase in expenses for 2021 compared to 2020 were comprised primarily of amortization of the branding agreement of $1,753,714.

Other Income (Expenses)

Other expenses for the years ended December 31, 2021 and 2020 were $2,484,407 and $146,853, respectively. The gain (loss) on derivatives for the years ended December 31, 2021 and 2020 was ($1,694,431) and $39,811, respectively.

Net Loss

Net loss for the years ended December 31, 2021 and 2020 was $4,816,176 and $1,461,955, respectively.

Liquidity and Capital Resources

We had a cash balance of $15,121 and negative working capital of $5,053,486 at December 31, 2021 and a cash balance of $21,233 and negative working capital of $2,2,16,462 at December 31, 2020.

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

Sources and Uses of Cash

Operating activities during the year ended December 31, 2021 used $727,660 of net cash. Net cash used in investing activities was $690,600 for the year ended December 31, 2021. Net cash provided by financing activities of $1,373,513 was received from the issuance of preferred and common stock and convertible notes payable during the year ended December 31, 2021.Operating activities during the year ended December 31, 2020 used $121,522 of net cash. Net cash used in investing activities was $63,433 for the year ended December 31, 2020. Net cash provided by financing activities of $158,100 was received from the issuance of common stock and shareholder advances during the year ended December 31, 2020.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2021 and 2020.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 was effective for the Company in its first quarter of 2019.

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

GOOD HEMP, INC.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Good Hemp, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Hemp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Red Bank, NJ

April 22, 2022

331 Newman Springs Road
Building 1, 4th Floor, Suite 143	P (732) 784-1582
Red Bank, NJ 07701	F (732) 510-0665

GOOD HEMP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$15,121	$21,233
Accounts receivable	46,318	4,689
Inventory	-	163,567
Prepaid expenses	-	9,541
Total current assets	61,439	199,030

Other assets
Property, plant and equipment, net	122,991	-
Branding agreement	-	1,735,714
Investment	-	63,433
Goodwill	302,215	-
Intellectual property	112,000	12,000
Total assets	$598,645	$2,010,177

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$78,719	$19,203
Accounts payable to related parties	-	82,832
Accrued liabilities	9,206	-
Interest payable	65,814	35,320
Interest payable to related parties	108,403	45,057
Notes payable	19,100	19,100
Convertible notes, net of discounts	1,202,756	286,910
Convertible notes to related parties, net of discounts	410,000	400,575
Derivative liabilities	3,220,927	1,526,495
Total current liabilities	5,114,925	2,415,492
Total liabilities	5,114,925	2,415,492

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 0 and 250,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	250
Common stock - 150,000,000 shares authorized, $0.001 par value, 23,805,630 and 22,263,829 shares issued and outstanding as of December 31, 2021 and 2020, respectively	23,806	22,264
Additional paid in capital	8,665,981	7,962,062
Accumulated deficit	(13,181,451)	(8,389,891)
Total controlling interest	(4,491,664)	(405,315)
Non-controlling interest	(24,616)	-
Total stockholders' deficit	(4,516,280)	(405,315)
Total liabilities and stockholders' deficit	$598,645	$2,010,177

The accompanying notes are an integral part of these consolidated financial statements.

GOOD HEMP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021 and 2020

	For the Years Ended
	December 31, 2021	December 31, 2020
Net sales	$1,222,067	$415,796
Cost of sales	1,122,181	342,824
Gross profit	99,886	72,972

Operating expenses
General and administrative	600,872	423,788
Depreciation and amortization	1,756,951	964,286
Total operating expenses	2,357,823	1,388,074
Operating loss	(2,257,937)	(1,315,102)

Other income (expense)
Interest income	8	5
Other income	149	-
Gain on write off of debt	10,087	-
Interest expense	(271,797)	(67,710)
Loan fees	(300,459)	(118,959)
Change in derivative liabilities	(1,694,431)	39,811
Impairment of intangible assets	(161,309)	-
Loss on investment	(66,655)	-
Total other income (expense)	(2,484,407)	(146,853)
Net loss from continuing operations	(4,742,344)	(1,461,955)
Loss from discontinued operations	(73,832)	-
Net loss	(4,816,176)	(1,461,955)
Net loss - non-controlling interest	24,616	-
Net loss - controlling interest	$(4,791,560)	$(1,461,955)

Net loss per share from continuing operations - basic and diluted	$(0.21)	$(0.08)
Net loss per share from discontinued operations - basic and diluted	$(0.00)	$-
Net loss per share - basic and diluted	$(0.21)	$(0.08)

Weighted average number of common shares - basic and diluted	22,852,457	17,776,646

The accompanying notes are an integral part of these consolidated financial statements.

GOOD HEMP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	-	$-	1,952,470	$1,953	$4,868,548	$(6,927,936)	$-	$(2,057,435)
Issuance of common shares for branding agreement	-	-	6,000,000	6,000	2,694,000	-	-	2,700,000
Shares issued to William Alessi	-	-	7,000,000	7,000	-	-	-	7,000
Shares issued to Chris Chumas	-	-	7,000,000	7,000	-	-	-	7,000
Issuance of Series B-1 preferred stock	250,000	250	-	-	249,750	-	-	250,000
Issuance of common stock for conversion of convertible note	-	-	111,359	111	59,889	-	-	60,000
Issuance of common stock for services	-	-	160,000	160	119,840	-	-	120,000
Issuance of common stock for joint venture	-	-	40,000	40	19,960	-	-	20,000
Amortization of derivative liabilities	-	-	-	-	(49,925)	-	-	(49,925)
Net loss for the year	-	-	-	-	-	(1,461,955)	-	(1,461,955)
Balance, December 31, 2020	250,000	250	22,263,829	22,264	7,962,062	(8,389,891)	-	(405,315)
Issuance of common stock for services	-	-	30,000	30	10,426	-	-	10,456
Issuance of common stock for conversion of convertible note	-	-	378,260	379	134,941	-	-	135,320
Issuance of common stock for financing	-	-	65,000	65	26,370	-	-	26,435
Issuance of S-1 common stock at $1.25 for cash	-	-	226,400	226	282,774	-	-	283,000
Exercise of warrants for preferred shares at $1.00	250,000	250	-	-	249,750	-	-	250,000
Conversion of preferred shares to common shares	(500,000)	(500)	833,333	833	(333)	-	-	-
Cashless warrant exercise	-	-	8,808	9	(9)	-	-	-
Net loss for the year	-	-	-	-	-	(4,791,560)	(24,616)	(4,816,176)
Balance, December 31, 2021	-	$-	23,805,630	$23,806	$8,665,981	$(13,181,451)	$(24,616)	$(4,516,280)

The accompanying notes are an integral part of these consolidated financial statements.

GOOD HEMP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	For the Years Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss for continuing operations	$(4,742,344)	$(1,461,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,237	-
Amortization of branding agreement	1,735,714	1,058,786
Stock-based compensation	26,400	-
Gain on write off of debt	(10,087)	-
Loss on investment	66,655	-
Impairment of intangible assets	161,309	-
Change in derivative liabilities	1,694,432	(39,811)
Changes in operating assets and liabilities:
Accounts receivable	(18)	88,416
Prepaid expenses	168,339	(9,541)
Inventory	163,567	107,895
Other receivable	228	-
Accounts payable	(2,859)	168
Accounts payable to related parties	-	82,832
Accrued liabilities	(31,479)	-
Interest payable	(13,325)	6,631
Interest payable	108,403	45,057
Operating cash flows from discontinued operations	(73,832)	-
Net cash used in operating activities	(727,660)	(121,522)

Cash flows from investing activities:
Purchase of investments	(643,600)	(63,433)
Purchase of fixed assets	(47,000)	-
Net cash flows from investing activities	(690,600)	(63,433)

Cash flows from financing activities:
Proceeds from convertible notes payable to related parties, net of discounts	-	14,000
Proceeds from convertible notes payable, net of discounts	1,432,000	248,000
Repayment of convertible notes payable, net of discounts	(488,291)	(373,000)
Issuance of notes payable	-	19,100
Proceeds from issuance of common stock	283,000	-
Repayment of convertible notes payable to related parties, net of discounts	(100,575)	-
Issuance of preferred stock	247,379	250,000
Net cash provided by financing activities	1,373,513	158,100

Net change in cash	(44,747)	(26,855)
Cash and cash equivalents - beginning of period	59,868	48,088
Cash and cash equivalents - end of period	$15,121	$21,233

Supplemental non-cash information
Common stock issued for financing fees	$78,000	$-
Spire Branding Agreement for common stock	$-	$2,700,000
Conversion of notes payable into common stock	$38,988	$14,000
Exercise of cashless warrants	$8,808	$-

The accompanying notes are an integral part of these consolidated financial statements.

GOOD HEMP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

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

On February 9, 2021, the Company formed Good Hemp Wellness, LLC, a limited liability company formed under the laws of the State of North Carolina to sell CBD products to customers through chiropractic offices. Effective February 10, 2021, the Company entered into an Operating Agreement with Simple Growth Solutions, LLC governing the operation of the Joint Venture Subsidiary and providing that (i) Good Hemp Wellness will be owned initially 66.66% by the Company and 33.34% by Simple Growth; (ii) the Joint Venture Subsidiary will be managed by a Board of Managers consisting of three managers, two of which shall be appointed by the Company, and one of which shall be appointed by Simple Growth. In October 2021, Good Hemp Wellness, LLC was dissolved. This company is being treated as discontinued operations in the consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and has a year-end of December 31st.

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

Consolidation

The financial statements include the financial statements of the Company and its’ wholly-owned subsidiaries Diamond Creek Group, LLC and Good Hemp Wellness, LLC.  Good Hemp Wellness, LLC was discontinued during 2021.  All intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to make the December 31, 2020 balances comparable to December 31, 2021.

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

Concentration and Credit Risk

At December 31, 2021, all the Company’s receivables were with 3 customers, comprising 47%, 31% and 22% of the balance. Sales to these three customers comprised 63% of the Company's sales during the year ended December 31, 2021.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At December 31, 2021 and 2020, an allowance was not deemed necessary.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2017 remain open to examination by U.S. federal and state tax jurisdictions.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared using generally accepted in the United States of American applicable to a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses, an accumulated deficit and a working capital deficiency. As reflected in the financial statements, the Company had a working capital deficit of $5,053,486 at December 31, 2021 and had a loss of $4,816,176 for the year ended December 31, 2021. Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At December 31, 2021, the Company had not attributed any value to the acquired trademarks.

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

The Company recorded an intangible asset in the amount of $2,700,000 based on the closing price of GHMP common shares of $0.45 on February 28,2020. During the year ended December 31, 2020, the Company determined that it had utilized approximately 36% of the services provided under the branding agreement and has recognized $964,286 as expenses. During the year ended December 31, 2021, the Company determined that it had utilized 100% of the services provided under the branding agreement and has recognized $1,735,714 as expenses. The following summarizes the branding agreement:

Gross Value of Branding Agreement	$2,700,000
Value Utilized	(2,700,000)
Remaining	$-

On April 1, 2021, the Company entered into an agreement to purchase Diamond Creek Group, LLC, a North Carolina limited liability company which sells the Diamond Creek brand of high alkaline water products, for a total purchase price of $643,000. On April 2, 2021, the Company closed the acquisition and paid the initial $500,000 portion of the purchase price, and on April 23, 2021, paid the $143,000 purchase price balance. During 2021, a major customer chose not to continue purchasing products from Diamond Creek. The Company evaluated goodwill and determined that it was impaired by $161,309. The determination was based upon the loss of a major customer of Diamond Creek, with the resulting decline in revenues. The purchase price was allocated as follows:

Purchase Price Allocation	Amount
Acquisition cost	$643,000
Assets acquired
Cash and cash equivalents	38,635
Accounts receivable	41,611
Property and equipment	97,228
Trademark	100,000
Total assets acquired	277,474

Liabilities assumed
Accounts payable and accrued liabilities	77,998
Note payable	20,000
Total liabilities assumed	97,998
463,524
Impairment of goodwill	161,309
Goodwill	$302,215

 Unaudited Pro Forma Financial Information

The following table provides unaudited supplemental pro forma results for the Company for the years ended December 31, 2021 and 2020 as if the Diamond Creek Group, LLC acquisition had occurred on January 1, 2020:

	December 31, 2021	December 31, 2020
Revenues	$1,491,903	$1,825,341
Net income (loss)	(4,675,842)	(1,435,442)
Net loss per share	(0.20)	(0.08)

The unaudited supplemental pro forma financial information was prepared based on the historical information of the Company and Diamond Creek Group LLC. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions or any integration costs. Unaudited pro forma balances are not necessarily indicative of operating results had the Diamond Creek Group LLC acquisition occurred on January 1, 2020 or of future results.

NOTE 5 – NOTES PAYABLE

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

The Note carries a prepayment penalty if the Note is paid off in 60, 90, 120,150, or 180 days following the Note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115%, 120%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. As of December 31, 2021, this note has been paid in full.

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

Effective May 8, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd., a Virginia corporation (“Power Up”), pursuant to which the Company agreed to issue to the Power Up an 8% Convertible Promissory Note, dated May 7, 2020, in the principal amount of $42,000. The note was funded by the Power Up on May 8, 2020, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Power Up for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 7, 2021. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that Power Up may not convert the note to the extent that such conversion would result in Power Up’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by Power Up. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. As of December 31, 2021, this note has been paid in full.

On July 31, 2020, the Company issued a Convertible Promissory Note (the “JRF Note”) to JRF AZ Investments II, LP (the “JRF Investor”), in the principal amount of $60,000, which was funded on July 31, 2020. The JRF Note matured nine months after the date of the note and was convertible into shares of the Company’s common stock at a conversion price equal to 60% of the average closing price during the 10 trading-day period ending on the trading day prior to conversion. On August 1, 2020, the JRF Investor elected to convert the entire JRF Note into Company common stock and was subsequently issued 111,359 shares of Company common stock in conversion thereof.

On August 4, 2020, the Company entered into a securities purchase agreement with DGF Services, Inc. The note is for $10,000 bearing interest at 7% per annum and has a conversion price of $0.60 per share. The note matures on February 3, 2021. On March 15, 2021, the Company issued 17,405 shares of common stock for the conversion of principal and interest of $10,456. See Note 9.

On August 18, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated August 18, 2020, in the principal amount of $128,000. The note was funded by the Investor on August 18, 2020, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on August 17, 2021. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. On February 16, 2021, the Company paid the note, accrued interest and prepayment penalty in full.

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

Effective February 16, 2021, the Company entered into a securities purchase agreement with AES Capital Management, LLC, pursuant to which the Company agreed to issue to an 8% Convertible Redeemable Promissory Note (“AES Note”) in the principal amount of $78,750. The AES Note was funded by the investor on February 16, 2021, and on such date pursuant to AES Note, the Company reimbursed the investor for loan fees of $3,750, receiving net funding of $75,000. On August 26, 2021, the Company paid the note, accrued interest and prepayment penalty in full.

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

On April 21, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC, a New York limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “GS Capital Note”), dated April 21, 2021, in the principal amount of $85,750. The GS Capital Note included a $8,000 original issue discount, and was funded by the investor on April 22, 2021, and on such date pursuant to the GS Capital SPA, the Company reimbursed the investor for legal fees of $3,750, receiving net funding of $74,000. The GS Capital SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The GS Capital Note matures 12 months after the date of the note on April 21, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 105% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. On October 27, 2021, the Company issued 52,848 shares of common stock for the conversion of principal and interest of $11,027. On November 17, 2021, the Company issued 83,043 shares of common stock for the conversion of principal and interest of $8,745. On December 13, 2021, the Company issued 224,964 shares of common stock for the conversion of principal and interest of $8,774. See Note 9. As of December 31, 2021, the outstanding balance of this note was $58,000.

On April 20, 2021, the Company entered into a securities purchase agreement (the “Power Up SPA”) with Power Up Lending Group Ltd., a Virginia corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Promissory Note (the “Power Up Note”), dated April 20, 2021, in the principal amount of $82,000. The Power Up Note was funded by the investor on April 23, 2021, and on such date pursuant to the Power Up SPA, the Company reimbursed the investor for expenses for legal fees and due diligence of $2,000, receiving net funding of $80,000. The Power Up SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Power Up Note matures 12 months after the date of the Power Up Note on April 20, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the investor. The note carries a prepayment penalty if the note is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 125%. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. On October 20, 2021, the Company paid the note, accrued interest and prepayment penalty in full.

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

On August 13, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., a New York corporation, pursuant to which the Company agreed to issue to the investor a Convertible Note, dated August 13, 2021, in the principal amount of $250,375. The Note included a $25,375 original issue discount and was funded by the investor on August 13, 2021, with the Company receiving funding of $225,000. The note carries a one-time interest charge of 10% of $25,037. The note has mandatory monthly payments of $27,541 starting on September 30, 2021 until the note is paid in full. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on August 13, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing price during the previous trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The Company made the first note payment on $27,541 prior to September 30, 2021. However, the Company has not made any of the required payments for October, November and December 2021 as required by the note agreement.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. As of December 31, 2021, the outstanding balance of this note was $275,000.

On October 19, 2021, the Company entered into a securities purchase agreement (the “Sixth Street SPA”) with Sixth Street Lending, LLC, a Virginia limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “Sixth St Note”), dated October 19, 2021, in the principal amount of $87,500. The Sixth St Note was funded by the investor on October 22, 2021, and on such date pursuant to the Sixth St Note, the Company reimbursed the investor for loan fees of $2,500, receiving net funding of $85,000. The Sixth Street SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Sixth St Note matures on October 19, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the investor. The note carries a prepayment penalty if the note is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 125%. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. As of December 31, 2021, the outstanding balance of this note was $87,500.

NOTE 6 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party. Mr. William Alessi, CEO, is the Principal Executive Officer and director of the Company. The JanBella Group is an entity controlled by Mr. Alessi. Chris Chumas is a director and a minority shareholder of the Company.

A payable to a related party of $17,574 to Maurice Bideaux, the Company’s former chief executive officer and director, was forgiven by Mr. Bideaux in 2010. An additional advance from Mr. Bideaux of $38,910 was forgiven by Mr. Bideaux in 2021.

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

On October 15, 2021, the Company paid $50,287 to both Mr. Alessi and Mr. Chumas as payments against the promissory notes held by these individuals.

The following table presents principal amounts due, and common and preferred shares held by William Alessi and Chris Chumas as of December 31, 2021:

		Interest	Common Shares		Preferred Shares
Name	Principal	rate	#		#
Chris Chumas	$100,000	8%	7,000,000		nil

William Alessi	200,000	8%	6,971,050	(1)	nil

JanBella Group (2)	110,000	10%	nil		nil

Total	$410,000

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

For the year ended December 31, 2021, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2021
Expected term	1.00 years
Expected average volatility	356.68%
Expected dividend yield	-
Risk-free interest rate	7.00%

The fair value measurements of the derivative liabilities at December 31, 2021 is summarized:

Total	Level 1	Level 2	Level 3
$3,220,927	$-	$-	$3,220,927

The fair value measurements of the derivative liabilities at December 31, 2020 is summarized:

Total	Level 1	Level 2	Level 3
$1,526,495	$-	$-	$1,526,495

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2021, the Company did not have any legal actions pending against it.

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

Effective July 31, 2020, the Company issued a Convertible Promissory Note to JRF AZ Investments II, LP in the principal amount of $60,000, which was funded on July 31, 2020. The Note matured six months after the date of the Note and was convertible into shares of the Company’s common stock at a conversion price equal to 60% of the average closing price during the 10-trading day period ending on the trading day prior to conversion. On August 1, 2020, JRF AZ Investments II, LP elected to convert the entire Note into Company common stock and was subsequently issued 111,359 shares of Company common stock in conversion thereof.

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

On March 23, 2021, the Company issued 17,405 shares of common stock to DGF Services, Inc. for a conversion of $10,456 in convertible debt. See Note 5.

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

On October 27, 2021, the Company issued 52,848 shares of common stock to GS Capital, LLC for a conversion of $11,027 in convertible debt. See Note 5.

On November 17, 2021, the Company issued 83,043 shares of common stock to GS Capital, LLC for a conversion of $8,745 in convertible debt. See Note 5.

On December 13, 2021, the Company issued 224,964 shares of common stock to GS Capital, LLC for a conversion of $8,774 in convertible debt. See Note 5.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – JOINT VENTURE

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”) for the purpose of cultivating hemp. Hervey is a licensed hemp cultivator in good standing under the laws of North Carolina with approximately 3,700 square feet of greenhouse cultivation space and approximately 9 acres of farmable land (the “Facility”). Under the joint venture agreement, Good Hemp will contribute up to $160,000 for the preparation of the Facility, as well as up to $174,000 as ongoing operational expenses for the joint venture, and Hervey will contribute exclusive use of the Facility, as well as purchase services and/or purchase or lease necessary equipment for the planting, cultivation and irrigation for growing hemp, and profits shall be split equally by the parties after reimbursement of expenses paid by the parties. The joint venture shall conduct business under the name “Olin Farms, LLC”. On or about August 20, 2020, the Company compensated Hervey $53,433.33 for the initial expenses of the joint venture. The payment was made as follows: (i) a check payable to Hervey in the amount of $33,433.33, and (ii) the issuance of 40,000 shares of Company common stock in lieu of a $20,000 cash payment. On or about August 21, 2020, the Company made an initial cash contribution to Olin Farms, LLC, in the amount of $10,000.00. In October 2021, the Company made the decision to terminate this joint venture and all operations have been stopped and Olin Farms, LLC was dissolved. The Company recognized a loss on investment of $66,655.

NOTE 11 – INCOME TAXES

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

The Company is subject to United States income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2021	2020
Income tax (payable) recovery at statutory rate of 21%	$(587,177)	$(291,746)
Valuation allowance change	587,177	291,746
Provision for income taxes	$-	$-

NOTE 12 – DISCONTINUED OPERATIONS

The Company decided during the year to discontinue operations of its majority owned subsidiary, Good Hemp Wellness, LLC. In October 2021, the Company dissolved this entity in accordance with the laws and regulations of North Carolina.

In accordance with the provisions of ASC 205-20, there were no assets and liabilities to reflect as discontinued operations in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the years ended December 31, 2021 and 2020 have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	For the Years Ended
	December 31, 2021	December 31, 2020
Net sales	$4,189	$-
Cost of sales	2,044	-
Gross profit	2,145	-

Operating expenses	75,977	-
Operating loss	(73,832)	-

Loss before taxes of discontinued operations	(73,832)	-
Provision for income taxes of discontinued operations	-	-
Net loss of discontinued operations	$(73,832)	$-

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the years ended December 31, 2021 and 2020 have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	For the Years Ended
	December 31, 2021	December 31, 2020
DISCONTINUED OPERATING ACTIVITIES
Net loss of discontinued operations	$(78,832)	$-
Net cash used in operating activities of discontinued operations	$(78,832)	$-

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2021, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed other than as set forth below.

On March 8, 2022, the Company entered into a Plan and Agreement of Merger (the “PXS Merger Agreement”) with Petro X Solutions, Inc. (“PXS”), a Wyoming corporation, pursuant to which a wholly-owned subsidiary of the Company will merge (the “PXS Merger”) with and into PXS, with PXS becoming our wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the PXS Merger Agreement, an aggregate of 100,000,000 shares of Company common stock will be issued to the shareholders of PXS in the PXS Merger. The PXS Merger closing is to occur upon the satisfaction of several conditions, including (i) customary closing conditions, including the receipt of necessary approval from each of the Company and PXS, the accuracy of the representations and warranties of the other party, performance by the other party of its obligations under the PXS Merger Agreement, and the absence of any material adverse changes in the condition of the other party, and (ii) the reformation of promissory notes payable to our current management.

On March 14, 2022, the Company entered into another Plan and Agreement of Merger dated March 9, 2022 (the "Restoration Merger Agreement"), with Restoration Artechs, Inc. ("Restoration"), a California corporation, pursuant to which a wholly-owned subsidiary of the Company will merge (the "Restoration Merger") with and into Restoration, with Restoration becoming our wholly-owned subsidiary as a result of the Restoration Merger. Pursuant to the Restoration Merger Agreement, 25,000,000 shares of Company common stock will be issued to the shareholder of Restoration in the Restoration Merger. The Restoration Merger closing is to occur upon the satisfaction of several conditions, including (i) customary closing conditions, including the receipt of necessary approval from each of the Company and Restoration, the accuracy of the representations and warranties of the other party, performance by the other party of its obligations under the Restoration Merger Agreement, and the absence of any material adverse changes in the condition of the other party, and (ii) the reformation of promissory notes payable to our current management.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2021, there have been no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the accounting firm would have caused them to make reference thereto in their report on the financial statements.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2021, to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

31

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets for the names, ages and positions of our board members and executive officers as of March 23, 2022:

Name	Age	Position

William Alessi	49	Chief Executive Officer and Chairman
Chris Chumas	35	Director
Rodney Sperry	54	Chief Financial Officer

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

Mr. Alessi, appointed as a member of our Board of Directors and our Chief Executive Officer and President on February 10, 2018, has been the Founder and CEO of Alpha Modus, Corp., a software and technology company, since August 2014, and the Managing Director of Hybrid Titan Management, LLC since September 11, 2000. He was formerly the interim CEO of RMD Entertainment Group, Inc. from April of 2017 through October of 2017, and was the interim CEO of Land Star, Inc. from April of 2017 to December of 2017. On December 10, 2021, Mr. Alessi resigned as CEO of the Company but remained the President of the Company. On or about January 14, 2022, was reappointed as our CEO.

Mr. Chumas, appointed as a member of our Board of Directors on July 11, 2019, served as an IBM sales executive from 2008-2017. In 2017, he began working with erwin, Inc. as an Enterprise Solution Strategist. He also serves as the Chief Strategy Officer and on the Board of Alpha Modus, Corp. since 2018.

Mr. Sperry, appointed as our Chief Financial Officer on June 22, 2021, has fifteen years of experience in public company accounting. His industry background includes audits for both private and publicly traded companies in various industries including manufacturing, distribution, mining, energy, and not for profit organizations. He has served as outside controller for several public companies over the last eleven years and has been responsible for SEC filings and compliance. Mr. Sperry was a licensed CPA in the State of Utah from February 2001 through September 2014, and he has operated his own accounting and business consulting practice for the past twelve years. He obtained his Bachelor’s degree in accounting from Westminster College and his Master’s degree in business administration (MBA) from Utah State University.

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

Director Independence

During the period ended December 31, 2021, we had no independent directors.

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

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2021 and 2020.

Summary Compensation Table

Name and				Stock	Option	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	(1)	(2)	(3)	(4)	(5)	($)

William Alessi	2021	$-	$-	$-	$-	$-	$-
Chief Executive Officer & Director	2020	$-	$-	$-	$-	$-	$-

Rodney Sperry	2021	$-	$-	$-	$-	$11,840	$11,840
Chief Financial Officer (6)	2020	$-	$-	$-	$-	$-	$-

Emma Setzer	2021	$-	$-	$-	$-	$-	$-
Chief Financial Officer (7)	2020	$-	$-	$-	$-	$-	$-

Jose Rodriguez	2021	$-	$-	$-	$-	$-	$-
Former Chief Financial Officer (8)	2020	$14,175	$-	$-	$-	$-	$14,175

35

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Sperry was appointed as our Chief Financial Officer on June 22, 2021.
(7)	Ms. Setzer was appointed as our Chief Financial Officer on September 15, 2020, through June 22, 2021, when she resigned as our Chief Financial Officer.
(8)	Mr. Rodriguez served as our Chief Financial Officer from November 19, 2019, through September 14, 2020, when he resigned as our Chief Financial Officer.

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

Executive Compensation. Mr. Rodriguez was paid $14,175 for his services as CFO in 2020 prior to his resignation in September of 2020. Mr. Sperry was paid $11,840 for his services as CFO in 2021. Mr. Alessi and Ms. Setzer were not compensated by the Company for their services as executive officers during 2020.

Compensation Committee Interlocks and Insider Participation. During the years ended December 31, 2021 and 2020, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(2)	(3)	(4)	($)

William Alessi	2021	$-	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-

Chris Chumas	2021	$-	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-

Mark Spoone	2021	$-	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(3)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(4)	All other compensation received that could not be properly reported in any other column of the table.

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

Messrs. Alessi, Chumas and Spoone were not compensated for their services as directors of the Company during 2020 and 2021.

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

The percentages below are calculated based on 27,712,260 shares of our common stock issued and outstanding as of April 12, 2022. Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Good Hemp, Inc., 20311 Chartwell Center Drive, Suite 1469, Cornelius, NC 28031.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
William Alessi (3)	Common Stock	6,392,141	23.07%
Chris Chumas (5)	Common Stock	6,800,000	24.54%
S. Mark Spoone (5)	Common Stock	375,000	1.35%
Scott Shellady (4)	Common Stock	50,000	0.18%
Emma Setzer (4)	Common Stock	-	-%
Rodney Sperry (4)	Common Stock	-	-%
All Officers and Directors as a Group	Common Stock	13,617,141	49.14%
T.J. Puchyr (6)	Common Stock	6,000,000	21.65%

_________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company's common stock and preferred stock.

(2)

As of April 12, 2022, a total of 27,712,260 shares of the Company's common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2021	2020
Audit fees	$25,500	$6,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$25,500	$6,500

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description
2.1

Plan and Agreement of Merger among Good Hemp, Inc., Good Hemp Name Change Subsidiary, Inc. and Petro X Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 11, 2022)

2.2

Plan and Agreement of Merger among Good Hemp, Inc., Good Hemp Name Change Subsidiary 2, Inc. and Restoration Artechs, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 22, 2022)

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

31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certifications by the Principal Executive Officer
32.2 *	Certifications by the Principal Accounting Officer

101 INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101 SCH **	Inline XBRL Taxonomy Extension Schema Document
101 CAL **	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB **	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE **	Inline XBRL Taxonomy Presentation Linkbase Document
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GOOD HEMP, INC.

Dated: April 22, 2022	By:	/s/ William Alessi
William Alessi
Chief Executive Officer

	By:	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Alessi	Director	April 22, 2022
William Alessi

/s/ Chris Chumas	Director	April 22, 2022
Chris Chumas

