Form 10-Q
period 2022-03-31
Good Hemp, Inc.
filed 2022-05-23
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

GOOD HEMP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20311 Chartwell Center Drive, Suite 1469 Cornelius, North Carolina 28031	1-800-947-9197
(Address of principal executive offices) (Zip code)	(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

As of May 16, 2022, there were 49,543,385 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

GOOD HEMP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOOD HEMP, INC.

CONDENSED CONSLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$857	$15,121
Accounts receivable	-	46,318
Total current assets	857	61,439

Other assets
Property, plant and equipment, net	115,912	122,991
Goodwill	302,215	302,215
Intellectual property	112,000	112,000
Total assets	$530,984	$598,645

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$70,263	$78,719
Accounts payable to related parties	500	-
Accrued liabilities	13,830	9,206
Interest payable	93,925	65,814
Interest payable to related parties	117,033	108,403
Notes payable	19,100	19,100
Convertible notes, net of discounts	1,129,426	1,202,756
Convertible notes to related parties, net of discounts	410,000	410,000
Derivative liabilities	2,197,356	3,220,927
Total current liabilities	4,051,433	5,114,925
Total liabilities	4,051,433	5,114,925

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, zero shares issued and outstanding	-	-
Common stock - 150,000,000 shares authorized, $0.001 par value, 27,712,260 and 23,805,630 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	27,712	23,806
Additional paid in capital	8,849,375	8,665,981
Accumulated deficit	(12,397,536)	(13,181,451)
Total controlling interest	(3,520,449)	(4,491,664)
Non-controlling interest	-	(24,616)
Total stockholders' deficit	(3,520,449)	(4,516,280)
Total liabilities and stockholders' deficit	$530,984	$598,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOOD HEMP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	$204,257	$73,804
Cost of sales	203,232	55,454
Gross profit	1,025	18,350

Operating expenses
General and administrative expenses	82,099	1,398,060
Depreciation and amortization expense	7,079	-
Total operating expenses	89,178	1,398,060
Operating loss	(88,153)	(1,379,710)

Other income (expense)
Other income	30	-
Gain on write off of debt	-	38,910
Interest expense	(37,626)	(17,186)
Loan fees	(28,385)	-
Gain on derivative liabilities	1,023,571	(84,829)
Loss on extinguishment of debt	(60,906)	-
Total other income (expense)	896,684	(63,105)
Net income (loss)	808,531	(1,442,815)
Net income (loss) - non-controlling interest	(24,616)	-
Net income (loss) - controlling interest	$783,915	$(1,442,815)

Net income (loss) per share - basic	$0.03	$(0.06)
Net loss per share - diluted	$(0.00)	$(0.06)

Weighted average number of common shares - basic	24,523,948	22,275,043
Weighted average number of common shares - diluted	116,600,634	22,275,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOOD HEMP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	-	$-	23,805,630	$23,806	$8,665,981	$(13,181,451)	$(24,616)	$(4,516,280)
Issuance of common stock for conversion of convertible note	-	-	3,906,630	3,906	183,394	-	-	187,300
Net loss for the period	-	-	-	-	-	783,915	24,616	808,531
Balance, March 31, 2022	-	$-	27,712,260	$27,712	$8,849,375	$(12,397,536)	$-	$(3,520,449)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	250,000	$250	22,263,829	$22,264	$7,962,062	$(8,389,891)	$-	$(405,315)
Issuance of common stock for financing	-	-	65,000	65	77,935	-	-	78,000
Issuance of common stock for services	-	-	30,000	30	26,370	-	-	26,400
Issuance of common stock for conversion of notes payable	-	-	17,405	18	10,425	-	-	10,443
Net loss for the period	-	-	-	-	-	(1,442,815)	-	(1,442,815)
Balance, March 31, 2021	250,000	$250	22,376,234	$22,377	$8,076,792	$(9,832,706)	$-	$(1,733,287)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOOD HEMP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss) for continuing operations	$808,531	$(1,442,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,079	-
Amortization of branding agreement	-	1,102,041
Stock-based compensation	-	26,400
Gain on write off of debt	-	(38,910)
Loss on extinguishment of debt	60,906	-
Gain on derivative liabilities	(1,023,571)	84,829
Changes in operating assets and liabilities:
Accounts receivable	49,463	(12,379)
Prepaid expenses	52,179	(121,141)
Inventory	-	60,907
Other receivable	-	(2,289)
Accounts payable	(8,456)	3,562
Accounts payable to related parties	500	2,000
Accrued liabilities	1,479	-
Interest payable	28,996	(18,399)
Interest payable	8,630	31,397
Net cash used in operating activities	(14,264)	(324,797)

Cash flows from investing activities:
Purchase of investments	-	(600)
Net cash used in investing activities	-	(600)

Cash flows from financing activities:
Proceeds from convertible notes payable to related parties, net of discounts	-	850,932
Proceeds from convertible notes payable, net of discounts	-	443
Net cash provided by financing activities	-	851,375

Net change in cash	(14,264)	525,978
Cash and cash equivalents - beginning of period	15,121	21,233
Cash and cash equivalents - end of period	$857	$547,211

Supplemental non-cash information
Common stock issued for financing fees	$-	$78,000
Conversion of notes payable into common stock	$126,395	$10,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOOD HEMP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2022. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At March 31, 2022, an allowance was not deemed necessary.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2014 remain open to examination by U.S. federal and state tax jurisdictions.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $4,050,576 at March 31, 2022 and had a gain of $808,531 for the three months ended March 31, 2022, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At March 31, 2022, the Company had not attributed any value to the acquired trademarks.

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

NOTE 5 – NOTES PAYABLE

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

____________

(1) Payment for the preferred shares was in the form of notes. The notes bear interest at 8% per year, are due and payable on October31, 2022, and are unsecured.

The following table presents principal amounts due, and common and preferred shares held by William Alessi, Chris Chumas and S. Mark Spoone as of March 31, 2022:

		Interest	Common Shares		Preferred Shares
Name	Principal	rate	#		#
Chris Chumas	$100,000	10%	7,000,000		nil

William Alessi	200,000	10%	6,971,050	(1)	nil

JanBella Group (2)	110,000	10%	nil		nil

Total	$410,000

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

For the three months ended March 31, 2022, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2021
Expected term	1.00 years
Expected average volatility	385.7%
Expected dividend yield	-
Risk-free interest rate	7.00%

The fair value measurements of the derivative liabilities at March 31, 2022 are summarized:

Total	Level 1	Level 2	Level 3
$2,197,356	$-	$-	$2,197,356

The fair value measurements of the derivative liabilities at December 31, 2021 are summarized:

Total	Level 1	Level 2	Level 3
$3,220,927	$-	$-	$3,220,927

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of May 16, 2022, the Company did not have any legal actions pending against it.

Commitments

None

NOTE 9 – CAPITAL STOCK

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

On January 27, 2022, the Company issued 242,377 shares of common stock to GS Capital, LLC for a conversion of $8,823 in convertible debt.

On February 24, 2022, the Company issued 360,577 shares of common stock to Geneva Roth Rewards Holdings, Inc. for a conversion of $15,000 in convertible debt.

On March 11, 2022, the Company issued 434,782 shares of common stock to Geneva Roth Rewards Holdings, Inc. for a conversion of $15,000 in convertible debt.

On March 17, 2022, the Company issued 448,604 shares of common stock to GS Capital, LLC for a conversion of $13,063 in convertible debt.

On March 22, 2022, the Company issued 1,200,000 shares of common stock to Leonite Capital, LLC for a conversion of $32,409 in convertible debt.

On March 22, 2022, the Company issued 1,220,290 shares of common stock to Geneva Roth Rewards Holdings, Inc. for a conversion of $42,100 in convertible debt.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events except as noted below.

On March 8, 2022, the Company entered into a Plan and Agreement of Merger (the “PXS Merger Agreement”) with Petro X Solutions, Inc. (“PXS”), a Wyoming corporation, pursuant to which a wholly-owned subsidiary of the Company will merge (the “PXS Merger”) with and into PXS, with PXS becoming our wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the PXS Merger Agreement, an aggregate of 100,000,000 shares of Company common stock will be issued to the shareholders of PXS (the “PXS Shareholders”) in the PXS Merger. The PXS Merger closing is to occur upon the satisfaction of several conditions, including (i) customary closing conditions, including the receipt of necessary approval from each of the Company and PXS, the accuracy of the representations and warranties of the other party, performance by the other party of its obligations under the PXS Merger Agreement, and the absence of any material adverse changes in the condition of the other party, and (ii) the reformation of promissory notes payable to our current management.

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

On May 11, 2022, the Company and PXS closed the PXS Merger, PXS became a wholly-owned subsidiary of the Company, and 100,000,000 shares of common stock were authorized for issuance to the PXS Shareholders pursuant to the PXS Merger Agreement. 20,000,000 of such shares were issued to the PXS Shareholders, and the balance of the 100,000,000 issuable shares will be issued in the future. There occurred a change in control of the Company as a result of the PXS merger.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on April 25, 2022, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On March 8, 2022, the Company entered into a Plan and Agreement of Merger (the “PXS Merger Agreement”) with Petro X Solutions, Inc. (“PXS”), a Wyoming corporation, pursuant to which a wholly-owned subsidiary of the Company will merge (the “PXS Merger”) with and into PXS, with PXS becoming our wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the PXS Merger Agreement, an aggregate of 100,000,000 shares of Company common stock will be issued to the shareholders of PXS (the “PXS Shareholders”) in the PXS Merger. The PXS Merger closing is to occur upon the satisfaction of several conditions, including (i) customary closing conditions, including the receipt of necessary approval from each of the Company and PXS, the accuracy of the representations and warranties of the other party, performance by the other party of its obligations under the PXS Merger Agreement, and the absence of any material adverse changes in the condition of the other party, and (ii) the reformation of promissory notes payable to our current management.

On May 11, 2022, the Company and PXS closed the PXS Merger, PXS became a wholly-owned subsidiary of the Company, and 100,000,000 shares of common stock were authorized for issuance to the PXS Shareholders pursuant to the PXS Merger Agreement. 20,000,000 of such shares were issued to the PXS Shareholders, the balance of the 100,000,000 issuable shares will be issued in the future, the Company’s CEO and directors resigned, and new officers and directors were appointed, constituting a change of control of the Company.

The Company now has two divisions: (i) a beverage division focused on selling high alkaline water products under the “Diamond Creek” brand name; and (ii) a recently acquired division resulting from the PXS Merger, which markets EnviroXstreamTMcleaner/degreaser and other competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors.

Products

Diamond Creek Water. Diamond Creek High Alkaline Water is a 9.5pH high alkaline natural spring water, sourced from the highest quality, award winning springs. Diamond Creek is available in one gallon, one liter and half liter bottles and aids in balancing the body’s pH while providing superior hydration resulting from a proprietary ionization process. As of March 31, 2022, Diamond Creek water was available in over 1,500 stores in the United States.

EnviroXstream. EnviroXstream is, for purposes of assigning an industrial use, categorized as a cleaner/degreaser product. However, EnviroXstream is not an ordinary cleaner/degreaser product, as it has several other applications, including as an office and household cleaner.

EnviroXstream is a plant-based, non-toxic, safe, yet extremely powerful, cleaner/degreaser technology that expedites the natural bio-degradation process of hydrocarbons and other compounds. As discussed below, EnviroXstream is currently a California South Coast AQMD-Certified Clean Air Solvent and, in the past has been, an EPA-designated Safer Choice product. EnviroXstream distinguishes itself by its efficacy, which is buttressed by its “green” credentials.

Our Growth Strategy

In General. The Company’s new management has determined to accelerate growth through strategic acquisitions and partnerships, continuing the strategy of the Company’s former management, then investing capital, both financial and human, into the acquired enterprises.

Diamond Creek Water. Expanding our US distribution reach to service national chain stores; increase awareness of our brand in the United States; securing additional chain, convenience and key account store listings for all our brands nationwide and internationally; increasing our warehouse direct to retail channel; focusing on full-service Class “A” distributors; and focusing on placing our products in produce, natural and cold sets as opposed to the grocery aisles.

We will be looking for strategic acquisitions and partnerships in the beverage and hemp sectors, such as Diamond Creek Group, LLC, to strengthen our backend supply chain, distribution and relationships with retail customers.

EnvioXstream. The Company’s recently acquired Petro X Solutions subsidiary is focused on expanding its US distribution reach into industry, as well as into consumer sales channels, including on Amazon®.

Results of Operations

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended March 31,
	March 31, 2022	March 31, 2021	Increase/ (Decrease)
Net Sales	$204,257	$73,804	$130,453
Cost of Sales	203,232	55,454	147,778
Gross Profit	1,025	18,350	(17,325)
Operating Expenses	89,178	1,398,060	(1,308,882)
Operating Loss	(88,153)	(1,379,710)	1,291,557
Other Income	30	-	30
Gain on Write-off of Debt	-	38,910	(38,910)
Interest Expense	(37,626)	(17,186)	(20,440)
Gain (Loss) on Derivative Liabilities	1,023,571	(84,829)	1,108,400
Loss on Extinguishment of Debt	(60,906)	-	(60,906)
Loan Fees	(28,385)	-	(28,385)
Net Loss	$808,531	$(1,442,815)	$2,251,346

Revenue

During the three months ended March 31, 2022, the Company generated $2024,257 in net sales compared to $73,804 for the same period in 2021. This is largely due to the acquisition of Diamond Creek, which had existing sales.

Cost of Sales

The Company had cost of sales of $203,232 for the three months ended March 31, 2022, compared to $55,454 for the same period in 2021. The increase was primarily due to increased sales of the Company’s products.

Operating Expenses

The Company incurred general and administrative expenses totaling $89,178 for the three months ended March 31, 2022, compared to $1,398,060 for the same period in 2021. The decrease was primarily due to the amortization of $1,102,041 of the branding agreement in 2021.

Net Loss

The Company had a net income of $808,531 for the three months ended March 31, 2022, compared to a net loss of $1,442,815 for the same period in 2021. This increase was primarily due to the decrease in the amortization of the branding agreement and the change in derivative liabilities of $1,108,400.

Liquidity and Capital Resources

We had cash used in operations of $14,264 the three months ended March 31, 2022, compared to $324,797 for the three months ended March 31, 2021. The decrease in cash used in operating activities for the three months ended March 31, 2022 is attributable to the amortization of the branding agreement of $0 compared to $1,102,041 and the change in derivative liability of ($1,023,571) compared to $84,829 for the three months ended March 31, 2022 and 2021, respectively.

We had cash used in investing activities of $0 for the three months ended March 31, 2022, and $600 for the three months ended March 31, 2021.

We had cash provided by financing activities of $0 for the three months ended March 31, 2022, compared to cash provided by $851,375 for the three months ended March 31, 2021.

As of March 31, 2022, the Company had cash and cash equivalents of $857. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of March 31, 2022, and 2021, the Company has primarily been funded by Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of March 31, 2022, and December 31, 2021, related party notes totaled $410,000 and $410,000, net of discounts, respectively, and third-party notes totaled $1,129,426 and $1,202,756, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $4,050,576 at March 31, 2022 and had an income of $808,531 for the three months ended March 31, 2022, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of March 31, 2022 were prepared on a consistent basis with prior periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Company issued 242,377 shares of common stock to GS Capital, LLC for a conversion of $8,823 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On February 24, 2022, the Company issued 360,577 shares of common stock to Geneva Roth Rewards Holdings, Inc. for a conversion of $15,000 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On March 11, 2022, the Company issued 434,782 shares of common stock to Geneva Roth Rewards Holdings, Inc. for a conversion of $15,000 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On March 17, 2022, the Company issued 448,604 shares of common stock to GS Capital, LLC for a conversion of $13,063 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On March 22, 2022, the Company issued 1,200,000 shares of common stock to Leonite Capital, LLC for a conversion of $32,409 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On March 22, 2022, the Company issued 1,220,290 shares of common stock to Geneva Roth Rewards Holdings, Inc. for a conversion of $42,100 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

The above shares were issued upon conversion of convertible note securities and were thus also issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the shares were issued in exchange for other securities of the Company held by each lender, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description
2.1

Plan and Agreement of Merger among Good Hemp, Inc., Good Hemp Name Change Subsidiary, Inc. and Petro X Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 11, 2022, file no. 000-54509)

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

10.9

Senior Secured Convertible Promissory Note dated February March 25, 2021, issued by the Company to Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)

10.10	Common Stock Purchase Warrant, dated March 25, 2021, issued to Leonite Capital LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 30, 2021, file no. 000-54509)
10.11

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

10.13	Employment Agreement, between the Company and Kenneth Morgan, dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)
10.14	Common Stock Warrant, dated April 1, 2021, issued to Kenneth Morgan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2021, file no. 000-54509)
10.15

Securities Purchase Agreement, entered into between Good Hemp, Inc. and GS Capital Partners, LLC, dated April 21, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.16

Convertible Promissory Note dated April 21, 2021, by Good Hemp, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.17

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Metrospaces, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.18

Convertible Promissory Note dated May 4, 2021, by Good Hemp, Inc. to Metrospaces, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.19

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

10.21

Promissory Note dated August 13, 2021, by Good Hemp, Inc. to Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 26, 2021, file no. 000-54509)

10.22

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Jefferson Street Capital LLC, dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2021, file no. 000-54509)

10.23

Inventory Financing Promissory Note dated October 5, 2021, by Good Hemp, Inc. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2021, file no. 000-54509)

10.24

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Sixth Street Lending LLC, dated October 19, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 27, 2021, file no. 000-54509)

10.25

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

GOOD HEMP, INC.

Date: May 23, 2022	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

