Form 10-Q
period 2022-06-30
Accredited Solutions, Inc.
filed 2022-08-23
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ___________

ACCREDITED SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54509	45-2578051
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

9980 South 300 West, Suite 200 Sandy, Utah 84070	1-800-947-9197
(Address of principal executive offices) (Zip code)	(Registrant’s telephone number)

Good Hemp, Inc. 20311 Chartwell Center Drive, Suite 1469 Cornelius, North Carolina 28031
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

As of August 22, 2022, there were 221,143,561 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

ACCREDITED SOLUTIONS, INC.

(Formerly known as GOOD HEMP, INC.)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCREDITED SOLUTIONS, INC.

(Formerly known as GOOD HEMP, INC.)

CONDENSED CONSLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$103,831	$20,160
Accounts receivable	7,823	-
Inventory	1,966	2,012
Prepaid expenses	7,194	-
Total current assets	120,814	22,172

Other assets
Property, plant and equipment, net	108,833	-
Goodwill	302,215	-
Intellectual property	112,000	-
Total assets	$643,862	$22,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$69,788	$-
Accrued liabilities	11,643	-
Interest payable	96,732	-
Interest payable to related parties	125,760	-
Notes payable	29,100	-
Convertible notes, net of discounts	687,041	-
Convertible notes to related parties, net of discounts	410,000	-
Derivative liabilities	2,183,497	-
Total current liabilities	3,613,561	-
Total liabilities	3,613,561	-

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, zero shares issued and outstanding	-	-
Common stock - 750,000,000 shares authorized, $0.001 par value, 104,994,164 and 102,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	104,994	102,500
Additional paid in capital	1,426,447	(80,288)
Accumulated deficit	(4,501,140)	(40)
Total stockholders' deficit	(2,969,699)	22,172
Total liabilities and stockholders' deficit	$643,862	$22,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

(Formerly known as GOOD HEMP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$113,070	$-	$113,320	$-
Cost of sales	82,088	-	82,134	-
Gross profit	30,982	-	31,186	-

Operating expenses
General and administrative expenses	78,141	15	81,161	30
Depreciation and amortization expense	3,854	-	3,854	-
Total operating expenses	81,995	15	85,015	30
Operating loss	(51,013)	(15)	(53,829)	(30)

Other income (expense)
Gain on derivative liabilities	2,788,386	-	2,788,386	-
Interest expense	(171,575)	-	(171,575)	-
Loan fees	(9,810)	-	(9,810)	-
Loss on extinguishment of debt	(700,919)	-	(700,919)	-
Total other income (expense)	1,906,082	-	1,906,082	-
Net income (loss)	$1,855,069	$(15)	$1,852,253	$(30)

Net loss per share - basic	$0.01	$(0.00)	$0.02	$(0.00)
Net loss per share - diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares - basic	136,160,738	101,296,703	119,423,354	100,651,934
Weighted average number of common shares - diluted	287,170,106	101,296,703	270,432,722	100,651,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

(Formerly known as GOOD HEMP, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2021	102,500,000	$10,025	$12,187	$(40)	$22,172
Net loss for the period	-	-	-	(2,816)	(2,816)
Balance, March 31, 2022	102,500,000	10,025	12,187	(2,856)	19,356
Issuance of common stock for cash	3,000,000	30	119,970	-	120,000
Cancellation of common stock	(5,500,000)	(55)	55	-	-
Reverse merger acquisition	(42,110,632)	47,889	89,000	(6,353,353)	(6,216,464)
Issuance of common stock for conversion of note payable	47,104,796	47,105	1,205,235	-	1,252,340
Net loss for the period	-	-	-	1,855,069	1,855,069
Balance, June 30, 2022	104,994,164	$104,994	$1,426,447	$(4,501,140)	$(2,969,699)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2020	10,000,000	$10,000	$(7,788)	$(10)	$2,202
Net loss for the period	-	-	-	(15)	(15)
Balance, March 31, 2021	10,000,000	10,000	(7,788)	(25)	2,187
Issuance of common stock for cash	100,000	10	9,990	-	10,000
Issuance of common stock for exercise of warrant	150,000	15	9,985	-	10,000
Net loss for the period	-	-	-	(15)	(15)
Balance, June 30, 2021	10,250,000	$10,025	$12,187	$(40)	$22,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

(Formerly known as GOOD HEMP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss for continuing operations	$1,852,253	$(30)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,854	-
Stock issued for debt payment	179,036	-
Loss on extinguishment of debt	700,919	-
Gain on derivative liabilities	(2,788,386)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,277)	-
Prepaid expenses	14,691	-
Inventory	46	-
Accounts payable	(11,594)	-
Accrued liabilities	6,256	-
Interest payable	(8,256)	-
Interest payable	4,795	-
Net cash used in operating activities	(50,663)	(30)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock for cash	120,000	10,000
Net cash provided by financing activities	120,000	10,000

Net change in cash	69,337	9,970
Cash and cash equivalents - beginning of period	34,494	190
Cash and cash equivalents - end of period	$103,831	$10,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

(Formerly known as GOOD HEMP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Accredited Solutions, Inc. (the “Company” or “Accredited Solutions”), formerly known as Good Hemp, Inc., Keyser Resources, Inc., and Lone Star Gold, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013, when it discontinued operations. On February 6, 2019, the Company acquired trademarks and intellectual property, which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand, and the Company subsequently changed its name to “Good Hemp, Inc.” in September of 2019. On April 2, 2021, the Company acquired Diamond Creek Group, LLC, a North Carolina limited liability company, which sells the Diamond Creek brand of high alkaline water products.

On March 8, 2022, the Company entered into a plan and agreement of merger with Petro X Solutions, Inc., a Wyoming corporation ("Petro X Solutions"), which markets EnviroXstreamTM cleaner/degreaser and other competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors, for an aggregate of 100,000,000 shares of Company common stock. On May 11, 2022, the Company closed this transaction, Petro X Solutions became a wholly-owned subsidiary of the Company, and 100,000,000 shares of common stock were authorized for issuance to Petro X Solutions's pre-closing shareholders. 20,000,000 of such shares were issued to the Petro X Solutions shareholders, the balance of the 100,000,000 issuable shares being issued in August 2022, the Company’s then-CEO and then-directors resigned, and new officers and directors were appointed, constituting a change of control of the Company.

On July 12, 2022, the Company changed its name from “Good Hemp, Inc.” to “Accredited Solutions, Inc.” as it is no longer only focused on selling hemp beverages. The Company is now focused primarily on selling (i) high alkaline water products under the “Diamond Creek” brand name, and (i) the EnviroXstreamTM cleaner/degreaser and other competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Accredited Solutions, Inc. and its wholly owned subsidiaries, Diamond Creek Group, LLC and Petro X Solutions, Inc. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the six month periods ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2022. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At June 30, 2022, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $3,492,747 at June 30, 2022 and had a gain of $1,852,253 for the six months ended June 30, 2022, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

Petro X Solutions Merger. On March 8, 2022, the Company entered into a plan and agreement of merger with Petro X Solutions, Inc., a Wyoming corporation, which markets EnviroXstreamTM cleaner/degreaser and other competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors, for an aggregate of 100,000,000 shares of Company common stock. On May 11, 2022, the Company closed this transaction, Petro  X Solutions became a wholly-owned subsidiary of the Company, and 100,000,000 shares of common stock were authorized for issuance to the Petro X Solutions shareholders. 20,000,000 of such shares were issued to the Petro X Solutions shareholders, the balance of the 100,000,000 issuable shares being issued in August 2022, the Company’s then-CEO and then-directors resigned, and new officers and directors were appointed, constituting a change of control of the Company.

The Company’s new officers and directors were issued shares of the Company’s common stock in the Petro X Solutions merger, as follows:

Name Officer/Director	Number of Shares
Ron F. Sickels (1)	28,333,333
Fabian G. Deneault	28,333,333
William E. Sluss	10,000,000
Eric Newlan	14,416,667

(1)	Ron F. Sickels resigned as the Company’s CEO and a Director in June 2022.

Class A Preferred Shares. Mr. William Alessi is the former CEO and former director of the Company. The JanBella Group is an entity controlled by Mr. Alessi. Chris Chumas is a former director of the Company.

On or about July 22, 2019, the Company purchased shares of its Class A Preferred Shares from the following persons:

	Class A
Name	Preferred Shares	Consideration
William Alessi	12,000,000	$200,000	(1)

Chris Chumas	6,000,000	$100,000	(1)

____________

(1) Payment for the preferred shares was in the form of notes. The notes bear interest at 8% per year, are due and payable on October 31, 2022, and are unsecured.

The following table presents principal amounts due, and common and preferred shares held by William Alessi and Chris Chumas as of June 30, 2022:

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

For the six months ended June 30, 2022, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
June 30, 2022
Expected term	1.00 years
Expected average volatility	449.45%
Expected dividend yield	-
Risk-free interest rate	7.00%

The fair value measurements of the derivative liabilities at June 30, 2022 are summarized:

Total	Level 1	Level 2	Level 3
$2,183,497	$-	$-	$2,183,497

The fair value measurements of the derivative liabilities at December 31, 2021 are summarized:

Total	Level 1	Level 2	Level 3
$0	$-	$-	$0

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of August 22, 2022, the Company did not have any legal actions pending against it.

Commitments

None

NOTE 9 – CAPITAL STOCK

On May 11, 2022, the Company cancelled 42,110,632 shares of common stock with the acquisition of Petro X Solutions, Inc. This acquisition was treated as a reverse merger and the stock was valued at $129,351.

On May 13, 2022, the Company issued 1,408,284 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $23,800 in convertible debt.

On May 15, 2022, the Company issued 1,469,161 shares of common stock to Jefferson Street Capital, LLC for a conversion of $9,600 in convertible debt and $1,000 in loan fees.

On May 17, 2022, the Company issued 1,403,509 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $16,000 in convertible debt.

On May 23, 2022, the Company issued 1,408,000 shares of common stock to Leonite Capital, LLC for a conversion of $10,159 in convertible debt.

On May 25, 2022, the Company issued 1,403,670 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $30,600 in convertible debt.

On May 25, 2022, the Company issued 1,403,670 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $30,600 in convertible debt.

On May 26, 2022, the Company issued 1,404,762 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $29,500 in convertible debt.

On May 27, 2022, the Company issued 1,408,000 shares of common stock to Leonite Capital, LLC for a conversion of $10,159 in convertible debt.

On May 31, 2022, the Company issued 2,314,286 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $48,600 in convertible debt.

On June 1, 2022, the Company issued 2,309,261 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $44,104 in convertible debt.

On June 2, 2022, the Company issued 2,425,502 shares of common stock to Jefferson Street Capital, LLC for a conversion of $16,500 in convertible debt and $1,000 in loan fees.

On June 3, 2022, the Company issued 2,308,725 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $34,400 in convertible debt.

On June 3, 2022, the Company issued 3,503,077 shares of common stock to Leonite Capital, LLC for a conversion of $10,159 in convertible debt.

On June 6, 2022, the Company issued 869,156 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $12,950 in convertible debt.

On June 6, 2022, the Company issued 3,566,675 shares of common stock to Jefferson Street Capital, LLC for a conversion of $32,500 in convertible debt and $1,000 in loan fees.

On June 7, 2022, the Company issued 3,535,354 shares of common stock to Sixth Street Lending, LLC for a conversion of $35,000 in convertible debt.

On June 8, 2022, the Company issued 830,605 shares of common stock to GS Capital, LLC for a conversion of $4,760 in convertible debt and $265 in accrued interest.

On June 9, 2022, the Company issued 1,310,949 shares of common stock to Leonite Capital, LLC for a conversion of $12,313 in convertible debt.

On June 10, 2022, the Company issued 3,560,606 shares of common stock to Sixth Street Lending, LLC for a conversion of $35,250 in convertible debt.

On June 13, 2022, the Company issued 3,565,657 shares of common stock to Sixth Street Lending, LLC for a conversion of $35,300 in convertible debt.

On June 15, 2022, the Company issued 2,161,822 shares of common stock to Sixth Street Lending, LLC for a conversion of $25,700 in convertible debt.

On June 21, 2022, the Company issued 3,534,065 shares of common stock to Jefferson Street Capital, LLC for a conversion of $39,200 in convertible debt and $1,000 in loan fees.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events except as noted below:

On July 12, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation that (1) changed its corporate name from “Good Hemp, Inc.” to “Accredited Solutions, Inc.” and (2) increased the number of authorized shares of common stock from 150,000,000 shares to 750,000,000 shares.

Effective July 27, 2022, the Company, entered into a securities purchase agreement (the “1800 Diagonal SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The 1800 Diagonal SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock.

In August 2022, the Company issued the balance, 80,000,000 shares, of common stock issuable at June 30, 2022, to the shareholders of Petro X Solutions, Inc., pursuant to the Petro X Solutions merger.

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

Company Overview and Product Brands

The Company was formed as a Nevada corporation on November 26, 2007. The Company was involved in exploration and development of mining properties until September 30, 2013, when it discontinued operations. On February 6, 2019, the Company acquired trademarks and intellectual property, which includes all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand, and the Company subsequently changed its name to “Good Hemp, Inc.” The Company subsequently conducted operations under the “Good Hemp” trade name and through the http://www.goodhemplivin.com/ website. Information on this website is not a part of this report on Form 10-Q.

On April 2, 2021, the Company acquired Diamond Creek Group, LLC, a North Carolina limited liability company, which sells the Diamond Creek brand of high alkaline water products.

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

On May 11, 2022, the Company and PXS closed the PXS Merger, PXS became a wholly-owned subsidiary of the Company, and 100,000,000 shares of common stock were authorized for issuance to the PXS Shareholders pursuant to the PXS Merger Agreement. 20,000,000 of such shares were issued to the PXS Shareholders, the balance of the 100,000,000 issuable shares being issued in August 2022, the Company’s CEO and directors resigned, and new officers and directors were appointed, constituting a change of control of the Company.

On July 12, 2022, the Company changed its name from “Good Hemp, Inc.” to “Accredited Solutions, Inc.” as it is no longer only focused on selling hemp beverages. The Company now has two divisions: (i) a beverage division focused primarily on selling high alkaline water products under the “Diamond Creek” brand name; and (ii) a recently acquired division resulting from the PXS Merger, which markets EnviroXstreamTM cleaner/degreaser and other competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors.

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

EnviroXstream. EnviroXstream is, for purposes of assigning an industrial use, categorized as a cleaner/degreaser product. However, EnviroXstream is not an ordinary cleaner/degreaser product, as it has several other applications, including as an office and household cleaner. Additional information relating to the range of applications for which EnviroXstream is suitable has been provided to the purchasers of the PXS Units supplementally.

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

Results of Operations

For the six months ended June 30, 2022, compared to the six months ended June 30, 2021

	For the Six Months Ended		Increase/ (Decrease)
	June 30, 2022	June 30, 2021
Net Sales	$113,320	$-	$113,320
Cost of Sales	82,134	-	82,134
Gross Profit	31,186	-	31,186
Operating Expenses	85,015	30	84,985
Operating Loss	(53,829)	(30)	(53,799)
Interest Expense	(171,575)	-	(171,575)
Loan Fees	(9,810)	-	(9,810)
Gain on Derivative Liabilities	2,788,386	-	2,788,386
Loss on Extinguishment of Debt	(700,919)	-	(700,919)
Net Loss	$1,852,253	$(30)	$1,852,283

Revenue

During the six months ended June, 2022, the Company generated $113,320 in net sales compared to $0 for the same period in 2021. This is due to increasing beverage sales as a result of acquiring Diamond Creek in mid-2021 and sales of Diamond Creek beverage products in the six months ended June 30, 2022 (as compared to no sales of Diamond Creek products during the six months ended June 30, 2021).

Cost of Sales

The Company had cost of sales of $82,134 for the six months ended June 30, 2022, compared to $0 for the same period in 2021. The increase was due to the acquisition of Diamond Creek in mid-2021 and selling Diamond Creek beverage products in the six months ended June 30, 2022 (as compared to no sales of Diamond Creek products during the six months ended June 30, 2021).

Operating Expenses

The Company incurred general and administrative expenses totaling $85,015 for the six months ended June 30, 2022, compared to $30 for the same period in 2021. The increase was due to the increased operations with Diamond Creek.

Net Income (Loss)

The Company had a net income of $1,852,283 for the six months ended June 30, 2022, compared to a net loss of $30 for the same period in 2021. This increase was due to the change in derivative liabilities of $2.788.386, offset with a loss on extinguishment of debt of $700,919 and interest expense of $171,575.

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	For the Three Months Ended		Increase/
	June 30, 2022	June 30, 2021	(Decrease)
Net Sales	$113,070	$-	$113,070
Cost of Sales	82,088	-	82,088
Gross Profit	30,982	-	30,982
Operating Expenses	81,995	15	81,980
Operating Loss	(51,013)	(15)	(50,998)
Interest Expense	(171,575)	-	(171,575)
Loan Fees	(9,810)	-	(9,810)
Gain (Loss) on Derivative Liabilities	2,788,386	-	2,788,386
Loss on Extinguishment of Debt	(700,919)	-	(700,919)
Net Loss	$1,855,069	$(15)	$1,855,084

Revenue

During the three months ended June, 2022, the Company generated $113,070 in net sales compared to $0 for the same period in 2021. This is due to increasing beverage sales as a result of acquiring Diamond Creek in mid-2021 and sales of Diamond Creek beverage products in the three months ended June 30, 2022.

Cost of Sales

The Company had cost of sales of $82,088 for the three months ended June 30, 2022, compared to $0 for the same period in 2021. The increase was due to the acquisition of Diamond Creek in mid-2021 and selling Diamond Creek beverage products in the six months ended June 30, 2022 (as compared to no sales of Diamond Creek products during the six months ended June 30, 2021).

Operating Expenses

The Company incurred general and administrative expenses totaling $81,995 for the three months ended June 30, 2022, compared to $30 for the same period in 2021. The increase was due to the increased operations with Diamond Creek.

Net Income (Loss)

The Company had a net income of $1,855,069 for the three months ended June 30, 2022, compared to a net loss of $15 for the same period in 2021. This increase was due to the change in derivative liabilities of $2.788.386, offset with a loss on extinguishment of debt of $700,919 and interest expense of $171,575.

Liquidity and Capital Resources

We had cash used in operations of $50,663 the six months ended June 30, 2022, compared to $30 for the six months ended June 30, 2021. The increase in cash used in operating activities for the six months ended June 30, 2022 is attributable to the change in derivative liability of $2,788,386, offset with stock issued for debt payment of $179,036 and loss on extinguishment of debt of $700,919 compared to the change in derivative liability of $0, offset with stock issued for debt payment of $0 and loss on extinguishment of debt of $0 for the six months ended June 30, 2022 and 2021, respectively.

We had cash used in investing activities of $0 for the six months ended June 30, 2022, and $0 for the six months ended June 30, 2021.

We had cash provided by financing activities of $120,000 for the six months ended June 30, 2022, compared to cash provided by $10,000 for the six months ended June 30, 2021.

As of June 30, 2022, the Company had cash and cash equivalents of $103,831. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of June 30, 2022, and 2021, the Company has primarily been funded by former directors, Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of June 30, 2022, and December 31, 2021, related party notes totaled $410,000 and $0, net of discounts, respectively, and third-party notes totaled $687,041 and $0, net of discounts, respectively.

At the time of its acquisition, Petro X Solutions, Inc. had approximately $130,000 in cash, which has been used by the Company for operating expenses.

In July 2022, we obtained a $125,000 loan, net of fees, from 1800 Diagonal Lending LLC. The loan is due in July 2023 and bears interest at 9% per annum. The Company has the right to repay the note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. The proceeds of this loan have been used for operating expenses.

In August 2022, the Company entered into a Standby Equity Commitment Agreement (“SECA”) with Macrab, LLC, whereby MacRab has agreed to purchase, in tranches of between $10,000 and $200,000, up to $5,000,000 of common stock at a 12% discount to the then-market. In conjunction with the SECA, the Company issued Macrab a warrant to purchase 5,555,555 shares of Company common stock at an exercise price of $.009 per share. The warrant has an exercise term of five years.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $3,492,747 at June 30, 2022 and had an income of $1,852,253 for the six months ended June 30, 2022, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of June 30, 2022 were prepared on a consistent basis with prior periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2022, the Company issued 20,000,000 shares of common stock with the acquisition of Petro X Solutions, Inc. This acquisition was treated as a reverse merger and the stock was valued at $129,351. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 13, 2022, the Company issued 1,408,284 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $23,800 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 15, 2022, the Company issued 1,469,161 shares of common stock to Jefferson Street Capital, LLC for a conversion of $9,600 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 17, 2022, the Company issued 1,403,509 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $16,000 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 23, 2022, the Company issued 1,408,000 shares of common stock to Leonite Capital, LLC for a conversion of $10,159 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 25, 2022, the Company issued 1,403,670 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $30,600 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 25, 2022, the Company issued 1,403,670 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $30,600 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 26, 2022, the Company issued 1,404,762 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $29,500 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 27, 2022, the Company issued 1,408,000 shares of common stock to Leonite Capital, LLC for a conversion of $10,159 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On May 31, 2022, the Company issued 2,314,286 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $48,600 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 1, 2022, the Company issued 2,309,261 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $44,104 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 2, 2022, the Company issued 2,425,502 shares of common stock to Jefferson Street Capital, LLC for a conversion of $16,500 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 3, 2022, the Company issued 2,308,725 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $34,400 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 3, 2022, the Company issued 3,503,077 shares of common stock to Leonite Capital, LLC for a conversion of $10,159 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 6, 2022, the Company issued 869,156 shares of common stock to Geneva Roth Remark Holdings, Inc. for a conversion of $12,950 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 6, 2022, the Company issued 3,566,675 shares of common stock to Jefferson Street Capital, LLC for a conversion of $32,500 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 7, 2022, the Company issued 3,535,354 shares of common stock to Sixth Street Lending, LLC for a conversion of $35,000 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 8, 2022, the Company issued 830,605 shares of common stock to GS Capital, LLC for a conversion of $4,760 in convertible debt and $265 in accrued interest. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 9, 2022, the Company issued 1,310,949 shares of common stock to Leonite Capital, LLC for a conversion of $12,313 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 10, 2022, the Company issued 3,560,606 shares of common stock to Sixth Street Lending, LLC for a conversion of $35,250 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 13, 2022, the Company issued 3,565,657 shares of common stock to Sixth Street Lending, LLC for a conversion of $35,300 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 15, 2022, the Company issued 2,161,822 shares of common stock to Sixth Street Lending, LLC for a conversion of $25,700 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On June 21, 2022, the Company issued 3,534,065 shares of common stock to Jefferson Street Capital, LLC for a conversion of $39,200 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description
2.1

Plan and Agreement of Merger among Good Hemp, Inc., Good Hemp Name Change Subsidiary, Inc. and Petro X Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 12, 2022, file no. 000-54509)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 21, 2022, file no. 000-54509)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on May 25, 2018, file no. 000-54509)
3.4	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
3.5	Certificate of Designation of Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
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
10.15

Securities Purchase Agreement, entered into between Good Hemp, Inc. and GS Capital Partners, LLC, dated April 21, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.16

Convertible Promissory Note dated April 21, 2021, by Good Hemp, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

24

10.17

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Metrospaces, Inc., dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.18

Convertible Promissory Note dated May 4, 2021, by Good Hemp, Inc. to Metrospaces, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 6, 2021, file no. 000-54509)

10.19

Engagement Agreement, between Good Hemp, Inc. and Sperry Advisory Services, LLC, dated June 16, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 25, 2021, file no. 000-54509)

10.20

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Geneva Roth Remark Holdings, Inc., dated August 13, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 26, 2021, file no. 000-54509)

10.21

Promissory Note dated August 13, 2021, by Good Hemp, Inc. to Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 26, 2021, file no. 000-54509)

10.22

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Jefferson Street Capital LLC, dated October 5, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 20, 2021, file no. 000-54509)

10.23

Inventory Financing Promissory Note dated October 5, 2021, by Good Hemp, Inc. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2021, file no. 000-54509)

10.24

Securities Purchase Agreement, entered into between Good Hemp, Inc. and Sixth Street Lending LLC, dated October 19, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 27, 2021, file no. 000-54509)

10.25

Convertible Promissory Note dated October 19, 2021, by Good Hemp, Inc. to Sixth Street Lending LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 27, 2021, file no. 000-54509)

10.26

Securities Purchase Agreement, entered into between Accredited Solutions, Inc. and 1800 Diagonal Lending LLC, dated July 27, 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2022, file no. 000-54509)

10.27

Convertible Promissory Note dated July 27, 2022, by Accredited Solutions, Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 4, 2022, file no. 000-54509)

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

ACCREDITED SOLUTIONS, INC.

Date: August 22, 2022	/s/ Douglas V. Martin
Douglas V. Martin
Interim CEO

Date: August 22, 2022	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

26