Form 10-Q
period 2022-09-30
Accredited Solutions, Inc.
filed 2022-11-22
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 282,656,620 of shares of common stock, par value $0.001 per share issued, issuable and outstanding.

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$132,820	$20,160
Accounts receivable	20,850	-
Inventory	1,966	2,012
Prepaid expenses	16,778	-
Total current assets	172,414	22,172

Other assets
Property, plant and equipment, net	101,754	-
Goodwill	302,215	-
Intellectual property	112,000	-
Total assets	$688,383	$22,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$87,979	$-
Accrued liabilities	5,064	-
Interest payable	38,187	-
Interest payable to related parties	134,581	-
Notes payable	29,100	-
Convertible notes, net of discounts	556,331	-
Convertible notes to related parties, net of discounts	410,000	-
Derivative liabilities	1,081,627	-
Total current liabilities	2,342,869	-
Total liabilities	2,342,869	-

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, zero shares issued and outstanding	-	-
Common stock - 750,000,000 shares authorized, $0.001 par value, 269,670,577 and 102,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	269,671	102,500
Additional paid in capital	2,093,569	(80,288)
Accumulated deficit	(4,017,726)	(40)
Total stockholders' deficit	(1,654,486)	22,172
Total liabilities and stockholders' deficit	$688,383	$22,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$206,520	$-	$319,840	$-
Cost of sales	168,983	-	251,117	-
Gross profit	37,537	-	68,723	-

Operating expenses
General and administrative expenses	128,252	-	209,413	30
Depreciation and amortization expense	7,079	-	10,933	-
Total operating expenses	135,331	-	220,346	30
Operating loss	(97,794)	-	(151,623)	(30)

Other income (expense)
Gain on derivative liabilities	1,101,870	-	3,890,256	-
Interest expense	(149,307)	-	(320,882)	-
Loan fees	(3,996)	-	(13,806)	-
Loss on extinguishment of debt	(367,359)	-	(1,068,278)	-
Total other income (expense)	581,208	-	2,487,290	-
Net income (loss)	$483,414	$-	$2,335,667	$(30)

Net loss per share - basic	$0.00	$-	$0.02	$(0.00)
Net loss per share - diluted	$0.00	$-	$0.00	$(0.00)

Weighted average number of common shares - basic	225,222,172	102,500,000	155,077,168	101,274,725
Weighted average number of common shares - diluted	659,486,500	102,500,000	814,563,668	101,274,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2021	102,500,000	$102,500	$(80,288)	$(40)	$22,172
Net loss for the period	-	-	-	(2,816)	(2,816)
Balance, March 31, 2022	102,500,000	102,500	(80,288)	(2,856)	19,356
Issuance of common stock for cash	3,000,000	3,000	117,000	-	120,000
Cancellation of common stock	(5,500,000)	(5,500)	5,500	-	-
Reverse merger acquisition	37,889,368	37,890	99,000	(6,353,353)	(6,216,463)
Issuance of common stock for conversion of note payable	47,104,796	47,105	1,205,235	-	1,252,340
Net loss for the period	-	-	-	1,855,069	1,855,069
Balance, June 30, 2022	184,994,164	184,995	1,346,447	(4,501,140)	(2,969,698)
Issuance of common stock for conversion of note payable	84,676,413	84,676	747,122	-	831,798
Net loss for the period	-	-	-	483,414	483,414
Balance, September 30, 2022	269,670,577	$269,671	$2,093,569	$(4,017,726)	$(1,654,486)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2020	100,000,000	$100,000	$(97,788)	$(10)	$2,202
Net loss for the period	-	-	-	(15)	(15)
Balance, March 31, 2021	100,000,000	100,000	(97,788)	(25)	2,187
Issuance of common stock for cash	1,000,000	1,000	9,000	-	10,000
Issuance of common stock for exercise of warrant	1,500,000	1,500	8,500	-	10,000
Net loss for the period	-	-	-	(15)	(15)
Balance, June 30, 2021	102,500,000	102,500	(80,288)	(40)	22,172
Net loss for the period	-	-	-	-	-
Balance, September 30, 2021	102,500,000	$102,500	$(80,288)	$(40)	$22,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss for continuing operations	$2,335,667	$(30)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,933	-
Stock issued for debt payment	183,036	-
Loss on extinguishment of debt	1,068,278	-
Gain on derivative liabilities	(3,890,256)	-
Changes in operating assets and liabilities:
Accounts receivable	(17,305)	-
Prepaid expenses	22,642	-
Inventory	(13,239)	-
Accounts payable	6,597	-
Accrued liabilities	(322)	-
Interest payable	133,679	-
Interest payable to related parties	13,616	-
Net cash used in operating activities	(146,674)	(30)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable, net of discounts	125,000	-
Proceeds from issuance of common stock	120,000	20,000
Net cash provided by financing activities	245,000	20,000

Net change in cash	98,326	19,970
Cash and cash equivalents - beginning of period	34,494	190
Cash and cash equivalents - end of period	$132,820	$20,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$883	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$2,084,138	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Accredited Solutions, Inc. (the “Company” or “Accredited Solutions”), formerly known as Good Hemp, Inc., Keyser Resources, Inc., and Lone Star Gold, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013, when it discontinued operations. On February 6, 2019, the Company acquired trademarks and intellectual property, which included all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand, and the Company subsequently changed its name to “Good Hemp, Inc.” in September of 2019. On April 2, 2021, the Company acquired Diamond Creek Group, LLC, a North Carolina limited liability company, which sells the Diamond Creek brand of high alkaline water products.

On March 8, 2022, the Company entered into a plan and agreement of merger with Petro X Solutions, Inc., a Wyoming corporation (“Petro X Solutions”), which markets EnviroXstreamTM cleaner/degreaser and other competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors, for an aggregate of 100,000,000 shares of Company common stock. On May 11, 2022, the Company closed this transaction, Petro X Solutions became a wholly-owned subsidiary of the Company, and 100,000,000 shares of common stock were authorized for issuance to Petro X Solutions’s pre-closing shareholders. 20,000,000 of such shares were issued to the Petro X Solutions shareholders, the balance of the 100,000,000 issuable shares being issued in August 2022, the Company’s then-CEO and then-directors resigned, and new officers and directors were appointed, constituting a change of control of the Company.

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

On May 11, 2022, the Company closed a transaction in which Petro X Solutions became a wholly-owned subsidiary of the Company, constituting a change of control of the Company. This transaction was treated as a reverse merger for accounting purposes. Therefore, the previous year to the current year comparisons are not consistent. The nine-month results of operations include the operating results for Accredited Solutions and Diamond Creek Group from May 11, 2022 through September 30, 2022. Consequently, the nine-month period is not a direct comparison between December 31, 2021 and September 30, 2022. This does not change the result of the operations, but affects the presentation of some balance sheet, statement of operations and statement of cash flow accounts.

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

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the nine month periods ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2022. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At September 30, 2022, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,170,455 at September 30, 2022 and had a gain of $2,335,667 for the nine months ended September 30, 2022, mainly from the change in derivative liabilties, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

The following table presents principal amounts due, and common and preferred shares held by William Alessi and Chris Chumas as of September 30, 2022:

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

For the nine months ended September 30, 2022, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2022
Expected term	1.00 years
Expected average volatility	459.8%
Expected dividend yield	-
Risk-free interest rate	7.00%

The fair value measurements of the derivative liabilities at June 30, 2022 are summarized:

Total	Level 1	Level 2	Level 3
$1,081,627	$-	$-	$1,081,627

The fair value measurements of the derivative liabilities at December 31, 2021 are summarized:

Total	Level 1	Level 2	Level 3
$3,220,927	$-	$-	$3,220,927

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of November 14, 2022, the Company did not have any legal actions pending against it.

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

On May 27, 2022, the Company issued 20,000,000 shares of common stock issuable to the shareholders of Petro X Solutions, Inc., pursuant to the Petro X Solutions merger.

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

On July 11, 2022, the Company issued 4,974,666 shares of common stock to Jefferson Street Capital, LLC for a conversion of $53,000 in convertible debt and $1,000 in loan fees.

On July 12, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation that (1) changed its corporate name from “Good Hemp, Inc.” to “Accredited Solutions, Inc.” and (2) increased the number of authorized shares of common stock from 150,000,000 shares to 750,000,000 shares.

On July 21, 2022, the Company issued 5,239,209 shares of common stock to Leonite Capital, LLC for a conversion of $37,801 in convertible debt.

On July 23, 2022, the Company issued 1,364,764 shares of common stock to Metrospace for a conversion of $8,370 in convertible debt and $2,630 in accrued interest.

On July 26, 2022, the Company issued 1,634,864 shares of common stock to GS Capital, LLC for a conversion of $14,840 in convertible debt and $3,119 in accrued interest and fees.

On July 29, 2022, the Company issued 5,898,562 shares of common stock to Leonite Capital, LLC for a conversion of $42,558 in convertible debt.

On August 1, 2022, the Company issued 4,852,071 shares of common stock to Jefferson Street Capital, LLC for a conversion of $40,000 in convertible debt and $1,000 in loan fees.

On August 2, 2022, the Company issued the balance, 80,000,000 shares, of common stock issuable at June 30, 2022, to the shareholders of Petro X Solutions, Inc., pursuant to the Petro X Solutions merger.

On August 3, 2022, the Company issued 10,427,019 shares of common stock to Leonite Capital, LLC for a conversion of $75,231 in convertible debt.

On August 4, 2022, the Company issued 1,758,242 shares of common stock to Metrospace for a conversion of $12,000 in accrued interest and fees.

On August 11, 2022, the Company issued 10,427,019 shares of common stock to Leonite Capital, LLC for a conversion of $53,543 in convertible debt.

On August 23, 2022, the Company issued 4,923,076 shares of common stock to Jefferson Street Capital, LLC for a conversion of $23,000 in convertible debt and $1,000 in loan fees.

On August 30, 2022, the Company issued 10,447,327 shares of common stock to Leonite Capital, LLC for a conversion of $38,707 in convertible debt.

On September 13, 2022, the Company issued 12,322,355 shares of common stock to Leonite Capital, LLC for a conversion of $33,640 in convertible debt.

On September 19, 2022, the Company issued 10,407,239 shares of common stock to Jefferson Street Capital, LLC for a conversion of $22,000 in convertible debt and $1,000 in loan fees.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued, and there are no material subsequent events requiring disclosure except as set forth below.

On October 11, 2022, the Company filed a Certificate of Designation with the State of Nevada to designate the rights of its Series A Preferred Stock. 15,000 shares of the Company’s authorized preferred stock were designated as Series A Preferred Stock, with rights and preferences summarized as follows: (i) holders of the Series A Preferred Stock shall in the aggregate have voting rights equal to two times the sum of (a) the number of outstanding shares of common stock plus (b) the number of votes allocated to any other class of preferred stock; (ii) each share of Series A Preferred Stock shall be convertible at the election of the holder into a number of shares of Company common stock equal to 0.001 percent (0.001%) of the number of outstanding shares of Company common stock on the date of conversion (such that 1,000 shares of Series A Preferred Stock would convert into one percent (1%) of the number of outstanding shares of Company common stock); (iii) the Series A Preferred Stock shall be treated pari passu with the common stock, except that the dividend on each share of Series A Preferred Stock shall be equal to the amount of the dividend paid on each share of common stock multiplied by the conversion rate described above; and (iv) upon liquidation, payments to the holders of Series A Preferred Stock shall be treated pari passu with the common stock, except that the payment on each share of Series A Preferred Stock shall be equal to the amount of the payment on each share of common stock multiplied by the conversion rate described above.

On October 11, 2022, the Company entered into three separate securities exchange agreements (collectively, the “Exchange Agreements”) with (a) Fabian G. Deneault (the “Deneault Agreement”), Executive Vice President and a Director of the Company, (b) Eric Newlan (the “Newlan Agreement”), Vice President and a Director of the Company; and (c) William E. Sluss (the “Sluss Agreement”), a Director of the Company, pursuant to which the Company is to issue a total of 13,000 shares of its Series A Preferred Stock in exchange for a total of 33,166,670 shares of common stock, as follows:

Exchange Agreement	Number of Shares of Common Stock Exchanged	Number of Shares of Series A Preferred Stock Issued
Deneault Agreement	14,083,330 shares	5,500 shares
Newlan Agreement	14,083,340 shares	5,500 shares
Sluss Agreement	5,000,000 shares	2,000 shares

On October 13, 2022, the 13,000 shares of Series A Preferred Stock were issued in exchange for 33,166,670 shares of common stock, which shares of common stock were cancelled and returned to the status of authorized and unissued.

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

Company Overview and Product Brands

The Company was formed as a Nevada corporation on November 26, 2007. The Company was involved in exploration and development of mining properties until September 30, 2013, when it discontinued operations. On February 6, 2019, the Company acquired trademarks and intellectual property, which included all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand, and the Company subsequently changed its name to “Good Hemp, Inc.” The Company subsequently conducted operations under the “Good Hemp” trade name and through the http://www.goodhemplivin.com/ website. Information on this website is not a part of this report on Form 10-Q.

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

Results of Operations

For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Increase/(Decrease)
Net Sales	$319,840	$-	$319,840
Cost of Sales	251,117	-	251,117
Gross Profit	68,723	-	68,723
Operating Expenses	220,346	30	220,316
Operating Loss	(151,623)	(30)	(151,593)
Interest Expense	(320,882)	-	(320,882)
Loan Fees	(13,806)	-	(13,806)
Gain (Loss) on Derivative Liabilities	3,890,256	-	3,890,256
Loss on Extinguishment of Debt	(1,068,278)	-	(1,068,278)
Net Income (Loss)	$2,335,667	$(30)	$2,335,697

Revenue

During the nine months ended September, 2022, the Company generated $319,840 in net sales compared to $0 for the same period in 2021. This is due to increasing beverage sales as a result of acquiring Diamond Creek in mid-2022 and sales of Diamond Creek beverage products in the nine months ended September 30, 2022 (as compared to no sales of Diamond Creek products during the nine months ended September 30, 2021).

Cost of Sales

The Company had cost of sales of $251,117 for the nine months ended September 30, 2022, compared to $0 for the same period in 2021. The increase was due to the acquisition of Diamond Creek in mid-2022 and selling Diamond Creek beverage products in the nine months ended September 30, 2022 (as compared to no sales of Diamond Creek products during the nine months ended September 30, 2021).

Operating Expenses

The Company incurred general and administrative expenses totaling $220,346 for the nine months ended September 30, 2022, compared to $30 for the same period in 2021. The increase was due to the increased operations with Diamond Creek and public entity expenses.

Net Income (Loss)

The Company had a net income of $2,335,667 for the nine months ended September 30, 2022, compared to a net loss of $30 for the same period in 2021. This increase was due to the change in derivative liabilities of $3,890,256, offset with a loss on extinguishment of debt of $1,068,278 and interest expense of $320,882.

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	For the Three Months Ended
	September 30, 2022	September 30, 2021	Increase/(Decrease)
Net Sales	$206,520	$-	$206,520
Cost of Sales	168,983	-	168,983
Gross Profit	37,537	-	37,537
Operating Expenses	135,331	-	135,331
Operating Loss	(97,794)	-	(97,794)
Other Income	-	-	-
Gain on Write-off of Debt	-	-	-
Interest Expense	(149,307)	-	(149,307)
Loan Fees	(3,996)	-	(3,996)
Gain (Loss) on Derivative Liabilities	1,101,870	-	1,101,870
Loss on Extinguishment of Debt	(367,359)	-	(367,359)
Net Income (Loss)	$483,414	$-	$483,414

Revenue

During the three months ended September 30, 2022, the Company generated $206,520 in net sales compared to $0 for the same period in 2021. This is due to increasing beverage sales as a result of acquiring Diamond Creek in mid-2022 and sales of Diamond Creek beverage products in the three months ended September 30, 2022.

Cost of Sales

The Company had cost of sales of $168,983 for the three months ended September 30, 2022, compared to $0 for the same period in 2021. The increase was due to the acquisition of Diamond Creek in mid-2022 and selling Diamond Creek beverage products in the three months ended September 30, 2022 (as compared to no sales of Diamond Creek products during the three months ended September 30, 2021).

Operating Expenses

The Company incurred general and administrative expenses totaling $135,331 for the three months ended September 30, 2022, compared to $0 for the same period in 2021. The increase was due to the increased operations with Diamond Creek.

Net Income (Loss)

The Company had a net income of $483,414 for the three months ended September 30, 2022, compared to a net income of $0 for the same period in 2021. This increase was due to the change in derivative liabilities of $1,101,870, offset with a loss on extinguishment of debt of $367,359 and interest expense of $149,307.

Liquidity and Capital Resources

We had cash used in operations of $146,674 the nine months ended September 30, 2022, compared to $30 for the nine months ended September 30, 2021. The increase in cash used in operating activities for the nine months ended September 30, 2022 is attributable to the change in derivative liability of $3,890,256, offset with stock issued for debt payment of $183,036 and loss on extinguishment of debt of $1,068,278 compared to the change in derivative liability of $0, offset with stock issued for debt payment of $0 and loss on extinguishment of debt of $0 for the nine months ended September 30, 2022 and 2021, respectively.

We had cash used in investing activities of $0 for the nine months ended September 30, 2022, and $0 for the nine months ended September 30, 2021.

We had cash provided by financing activities of $245,000 for the nine months ended September 30, 2022, compared to cash provided by $20,000 for the nine months ended September 30, 2021.

As of September 30, 2022, the Company had cash and cash equivalents of $132,820. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $200,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of September 30, 2022, and 2021, the Company has primarily been funded by former directors, Mr. Alessi and Mr. Chumas. In addition, the Company has issued convertible notes to unrelated third parties. As of September 30, 2022, and December 31, 2021, related party notes totaled $410,000 and $0, net of discounts, respectively, and third-party notes totaled $556,331 and $0, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $2,170,455 at September 30, 2022 and had an income of $2,335,667 for the nine months ended September 30, 2022, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Reclassification of Certain Expenses

The results of operations as of September 30, 2022 were prepared on a consistent basis with prior periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2022, the Company issued 4,974,666 shares of common stock to Jefferson Street Capital, LLC for a conversion of $53,000 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On July 21, 2022, the Company issued 5,239,209 shares of common stock to Leonite Capital, LLC for a conversion of $37,801 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On July 23, 2022, the Company issued 1,364,764 shares of common stock to Metrospace for a conversion of $8,370 in convertible debt and $2,630 in accrued interest. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On July 26, 2022, the Company issued 1,634,864 shares of common stock to GS Capital, LLC for a conversion of $14,840 in convertible debt and $3,119 in accrued interest and fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On July 29, 2022, the Company issued 5,898,562 shares of common stock to Leonite Capital, LLC for a conversion of $42,558 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 1, 2022, the Company issued 4,852,071 shares of common stock to Jefferson Street Capital, LLC for a conversion of $40,000 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 2, 2022, the Company issued the balance, 80,000,000 shares, of common stock issuable at June 30, 2022, to the shareholders of Petro X Solutions, Inc., pursuant to the Petro X Solutions merger. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 3, 2022, the Company issued 10,427,019 shares of common stock to Leonite Capital, LLC for a conversion of $75,231 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 4, 2022, the Company issued 1,758,242 shares of common stock to Metrospace for a conversion of $12,000 in accrued interest and fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 11, 2022, the Company issued 10,427,019 shares of common stock to Leonite Capital, LLC for a conversion of $53,543 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 23, 2022, the Company issued 4,923,076 shares of common stock to Jefferson Street Capital, LLC for a conversion of $23,000 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 30, 2022, the Company issued 10,447,327 shares of common stock to Leonite Capital, LLC for a conversion of $38,707 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On September 13, 2022, the Company issued 12,322,355 shares of common stock to Leonite Capital, LLC for a conversion of $33,640 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On September 19, 2022, the Company issued 10,407,239 shares of common stock to Jefferson Street Capital, LLC for a conversion of $22,000 in convertible debt and $1,000 in loan fees. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q or incorporated by reference:

Exhibit	Description
2.1

Plan and Agreement of Merger among Good Hemp, Inc., Good Hemp Name Change Subsidiary, Inc. and Petro X Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 12, 2022, file no. 000-54509)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on September 23, 2020, file no. 333-248986)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 21, 2022, file no. 000-54509)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on May 25, 2018, file no. 000-54509)
3.4	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
3.5	Certificate of Designation of Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on July 27, 2020, file no. 000-54509)
3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 13, 2022, file no. 000-54509)
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
10.15

Securities Purchase Agreement, entered into between Good Hemp, Inc. and GS Capital Partners, LLC, dated April 21, 2021 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

10.16

Convertible Promissory Note dated April 21, 2021, by Good Hemp, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 26, 2021, file no. 000-54509)

28

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

10.28	Warrant issued to MacRab, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 25, 2022, file no. 000-54509)
31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certifications by the Principal Executive Officer
32.2 *	Certifications by the Principal Accounting Officer
101 INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101 SCH **	Inline XBRL Taxonomy Extension Schema Document.
101 CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB **	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101 PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ACCREDITED SOLUTIONS, INC.

Date: November 21, 2022	/s/ Douglas V. Martin
Douglas V. Martin
Interim CEO

Date: November 21, 2022	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

30