Form 10-K
period 2022-12-31
Accredited Solutions, Inc.
filed 2023-07-18
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54509

Accredited Solutions, Inc.
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

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $339,398, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.0005. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of July 11, 2023, the Company had 678,796,778 outstanding shares of common stock.

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

Item 1. Business

Throughout this Annual Report on Form 10-K, Accredited Solutions, Inc. is referred to as “we,” “our,” “us,” the “Company,” or “Accredited Solutions.”

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

On April 30, 2019, the Company acquired the “CANNA HEMP” and “CANNA” trademarks including all rights and trade secrets and related inventory.

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

Effective May 11, 2022, the Company completed a Plan and Agreement of Merger (the “PXS Merger Agreement”) with Petro X Solutions, Inc. (“PXS”), a Wyoming corporation, with PXS becoming our wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the PXS Merger Agreement, as amended, an aggregate of 120,000,000 shares of Company common stock were issued to the shareholders of PXS in the PXS Merger. PXS markets competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors. Effective June 1, 2023, the PXS Merger was rescinded, such that all securities issued by the Company in connection with the PXS Merger were cancelled and the ownership of PXS returned to its prior owners. PXS is being treated as discontinued operations in the consolidated financial statements.

On March 14, 2022, we entered into another Plan and Agreement of Merger (the “Restoration Merger Agreement”), with Restoration Artechs, Inc. (“Restoration”), a California corporation. Restoration is a Carlsbad, California-based restoration service company specializing in surface restoration, especially commercial and residential stainless steel surfaces. The Restoration Merger Agreement was abandoned and never consummated.

Recent Divestiture Events

Sale of Good Hemp-Related Assets.

In February 2023, the Company sold all of its Good Hemp-related assets to JanBella Group, LLC, a company controlled by the Company’s current controlling shareholder, William Alessi (then, a third-party). In consideration of such assets, Mr. Alessi forgave $5,000 of indebtedness of the Company.

Rescission of PXS Acquisition. Effective June 1, 2023, the PXS acquisition was rescinded, such that all securities issued by the Company in connection with the PXS acquisition were cancelled and the ownership of PXS returned to its prior owners. PXS is being treated as discontinued operations in the consolidated financial statements.

Current Products and Growth Strategy

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

We are looking for strategic acquisitions and partnerships in the beverage sector.

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

Production Facilities

Our strategy is to outsource the manufacturing and warehousing of our products to independent contract manufacturers (“co-packers”). Once our products are manufactured, we store finished product in a warehouse adjacent to the co-packer or in third party warehouses. Our co-packer has been chosen based on its proximity to markets. We do not have annual minimum production commitments with our co-packer. Our co-packer may terminate its arrangements with us at any time, in which case we could experience disruptions in our ability to deliver product to customers. We regularly review our contract packing needs considering regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

Raw Materials

Substantially all the raw materials used in the bottling and packaging of our products are purchased by us in accordance with our specifications. The water source for our Diamond Creek Water has proven to be reliable. We believe that we have adequate sources of raw materials.

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

Intellectual Property

We own the following intellectual property: Diamond Creek trademark.

Seasonality

Our sales are seasonal and experience fluctuations in quarterly results because of many factors. Historically, the industry experiences an increase in revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. Thus, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the entire fiscal year.

Other Information

As of December 31, 2022, the Company had two employees.

The Company’s office is located at 20311 Chartwell Center Drive, Ste. 1469, Cornelius, North Carolina, 28031.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s office space is provided free of charge by its controlling shareholder, William Alessi.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2022, and as of the date of this Annual Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is not traded on any national securities exchange but is quoted on the alternative trading system operated by OTC Markets Group, Inc. (the OTC Link ATS) under the “ASII” trading symbol at the OTC Pink level. The following table summarizes the high and low historical trading prices of the Company’s common stock for the periods indicated as reported by OTCMarkets.com (as historic high and low bid prices are not reported by OTCMarkets.com).

Fiscal Year Ended December 31, 2021

	High	Low
First Quarter	1.24	0.7101
Second Quarter	4.20	0.85
Third Quarter	1.9499	0.6185
Fourth Quarter	0.8999	0.0761

Fiscal Year Ended December 31, 2022

	High	Low
First Quarter	0.149	0.028
Second Quarter	0.0769	0.0111
Third Quarter	0.0282	0.0023
Fourth Quarter	0.0043	0.0011

We are currently authorized to issue 2,500,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, par value $0.001, of which 15,000 shares are designated “Series A Preferred Stock.”

As of the date of this Annual Report, the Company had (a) 14,000 shares of Series A Preferred Stock outstanding which are owned by one (1) holder of record and (b) 678,796,778 shares of common stock outstanding which are owned by approximately 40 shareholders of record.

Series A Preferred Stock. On October 11, 2022, the Company filed with the State of Nevada a Certificate of Designation (the “Certificate of Designation”), which established a Series A Preferred Stock with the following rights, preferences, powers, restrictions and limitations:

Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series A Preferred Stock and the number of shares so designated shall be Fifteen Thousand (15,000). Each share of the Series A Preferred Stock shall have a par value of $0.001.

Fractional Shares. The Series A Preferred Stock may be issued in fractional shares.

Voting Rights. The holders of the Series A Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of:

(a)	The total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus

(b)	The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

Dividends. The Series A Preferred Stock shall be treated pari passu with the Company’s common stock, except that the dividend on each share of Series A Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of the Company’s common stock multiplied by the Conversion Rate, as that term is defined herein.

Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, payments to the holders of Series A Preferred Stock shall be treated pari passu with the Company’s common stock, except that the payment on each share of Series A Preferred Stock shall be equal to the amount of the payment on each share of the Company’s common stock multiplied by the Conversion Rate, as that term is defined herein.

Conversion and Adjustments.

Conversion Rate. The Series A Preferred Stock shall be convertible into shares of the Company’s common stock, as follows:

Each share of Series A Preferred Stock shall be convertible at any time into a number of shares of the Company’s common stock that equals 0.001 percent (0.001%) of the number of issued and outstanding shares of the Company’s common stock outstanding on the date of conversion, such that 1,000 shares of Series A Preferred Stock would convert into one percent (1%) of the number of issued and outstanding shares of the Company’s common stock outstanding on the date of conversion (the “Conversion Rate”).

No Partial Conversion. A holder of shares of Series A Preferred Stock shall be required to convert all of such holder’s shares of Series A Preferred Stock, should any such holder exercise his, her or its rights of conversion.

Adjustment for Merger and Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation or merger (a “Reorganization Event”) involving the Company in which the Company’s common stock (but not the Series A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Series A Preferred Stock shall be deemed to have been converted into shares of the Company’s common stock at the Conversion Rate.

Protection Provisions. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series A Preferred Stock, alter or change the rights, preferences or privileges of the Series A Preferred Stock so as to affect adversely the holders of Series A Preferred Stock.

Waiver. Any of the rights, powers or preferences of the holders of the Series A Preferred Stock may be waived by the affirmative consent or vote of the holders of at least a majority of the shares of Series A Preferred Stock then outstanding.

No Other Rights or Privileges. Except as specifically set forth herein, the holder(s) of the shares of Series A Preferred Stock shall have no other rights, privileges or preferences with respect to the Series A Preferred Stock.

Common Stock. Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

History of Operations

On February 6, 2019, the Company acquired trademarks and intellectual property, which included all rights and trade secrets to the hemp-derived CBD-infused line of consumer beverages sold under the “Good Hemp” brand. On April 30, 2019, the Company acquired the “CANNA HEMP” and “CANNA” trademarks including all rights and trade secrets and related inventory.

On August 24, 2020, with an effective date of July 1, 2020, the Company entered into a joint venture agreement with Paul Hervey (“Hervey”), an individual, for the purpose of cultivating hemp on approximately 9 acres of farmland and in approximately 3,700 square feet of greenhouse space in North Carolina (referred to as “Olin Farms”). In October 2021, Olin Farms ceased operations, and the limited liability company joint venture entity was dissolved.

On February 9, 2021, the Company formed Good Hemp Wellness, LLC, a limited liability company formed under the laws of the State of North Carolina, to sell CBD products to customers through chiropractic offices. In October 2021, this company was dissolved in North Carolina, and it is being treated as discontinued operations in the consolidated financial statements. In February 2023, the Company sold all of its Good Hemp-related assets to JanBella Group, LLC, a company controlled by the Company’s current controlling shareholder, William Alessi (then, a third-party). In consideration of such assets, Mr. Alessi forgave $5,000 of indebtedness of the Company.

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

Effective May 11, 2022, the Company acquired, by merger, Petro X Solutions, Inc., a Wyoming corporation (“PXS”). In the transaction, the Company issued a total of 120,000,000 shares of its common stock. PXS markets competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors. Its primary product, EnviroXstreamTM, is a plant-based, non-toxic, safe, yet powerful, cleaner/degreaser technology that expedites the natural bio-degradation process of hydrocarbons and other compounds. EnviroXstreamTM is currently a California South Coast AQMD-Certified Clean Air Solvent, and in the past has been, an EPA-designated Safer Choice product. EnviroXstreamTM distinguishes itself by its efficacy, which is buttressed by its “green” credentials. Effective June 1, 2023, the PXS acquisition was rescinded, such that all securities issued by the Company in connection with the PXS acquisition were cancelled and the ownership of PXS returned to its prior owners. PXS is being treated as discontinued operations in the consolidated financial statements.

Basis of Presentation

Effective May 11, 2022, the Company consummated the Merger Agreement with PXS, pursuant to which PXS became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 100,000,000 shares of its common stock to the shareholders of PXS and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 81,083,333 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

Due to the effects of the “reverse merger” acquisition of PXS occurring effective May 11, 2022, in accordance with ASC 805 Business Combinations, the presentation of the financial statements represents the continuation of PXS, the accounting acquirer, except for the legal capital structure. Historical shareholders’ equity of the Company, the accounting acquiree, has been adjusted to reflect the recapitalization.  Retained earnings (deficit) of the PXS, the accounting acquirer have been carried forward after the acquisition and operations prior to the merger are those of PXS, the accounting acquirer.  Earnings per share for periods prior to the merger have been adjusted to reflect the recapitalization.

Accordingly, (1) the Company’s Consolidated Balance Sheet as of December 31, 2022, reports the Company and PXS on a consolidated basis, (2) the Company’s Consolidated Balance Sheet as of December 31, 2021, reports the Company as it existed prior to its acquisition of PXS, (3) the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for December 31, 2021, reflects the Company as it existed prior to its acquisition of PXS, and for December 31, 2022 reflects an adjustment for the reverse merger (recapitalization) between the Company and PXS, (4) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2022, reports the Company and PXS on a consolidated basis, and (5), the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2021, report historical information of PXS.

Current Plan of Business

Since the June 1, 2023, rescission of the PXS acquisition, the Company has re-focused its operating plans on expanding its Diamond Creek Water business. However, without additional capital, it is unlikely that such business will expand rapidly, if at all.

Results of Operations

For the year ended December 31, 2022, compared to the year ended December 31, 2021.

Revenues

We had $483,036 and $0 in revenue for the years ended December 31, 2022 and 2021, respectively. Revenue increased in 2022 as compared to 2021 because of the acquisition of Diamond Creek in the reverse merger in May 2022. Diamond Creek actually experienced a decrease in sales volumes resulting from sudden and extreme inflationary pressures faced by Diamond Creek for the shipping and delivery of its bottled water during the second, third and much of the fourth quarter of 2022. In response to such inflationary pressures, Diamond Creek simply did not ship orders that would, as a result of the extremely inflated shipping costs, result in a transactional loss. This strategy, while yielding lower total revenue, permitted Diamond Creek to continue operating without requiring infusions of capital.

Cost of Sales

We had $387,909 and $0 of cost of sales for the years ended December 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021, were $301,444 and $0, respectively. The increase in expenses for 2022 compared to 2021 is due primarily to the acquisition of Diamond Creek in the reverse merger in May 2022.

Other Income (Expenses)

Other income for the years ended December 31, 2022 and 2021, were $231,918 and $0, respectively. The gain on derivatives for the years ended December 31, 2022 and 2021, was $2,189,161 and 0, respectively. The loss on extinguishment of debt for the years ended December 31, 2022 and 2021, was $1,149,267 and $0, respectively.

Net Income (Loss)

Net income (loss) for the years ended December 31, 2022 and 2021, was ($31,688) and ($30), respectively.

Liquidity and Capital Resources

We had a cash balance of $1,418 and negative working capital of $4,369,108 at December 31, 2022, and a cash balance of $0 and working capital of $22,172 at December 31, 2021.

The Company’s anticipated capital requirements for the next 12 months will consist of expenses of being a public company and general and administrative expenses all of which we currently estimate will cost $100,000, excluding revenue related expenses and salaries. We will be required to seek additional funding in order to cover such anticipated expenses. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding, either through sales of equity or debt instruments, to fund such expenses. We currently do not have any agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Sources and Uses of Cash

Operating activities during the year ended December 31, 2022, used $233,526 of net cash. Operating activities during the year ended December 31, 2021 used $30 of net cash. Net cash provided by financing activities of $125,000 was received from the issuance of convertible notes payable and $110,00 was received from the issuance of common stock during the year ended December 31, 2022. Net cash provided by financing activities of $20,000 was received from the issuance of common stock during the year ended December 31, 2021.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2022 and 2021.

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

Inflation

Inflation had a detrimental impact on our 2022 operations. Our Diamond Creek sales volumes significantly dropped due to sudden and extreme inflationary pressures faced by Diamond Creek for the shipping and delivery of its bottled water during the second, third and much of the fourth quarter of 2022. In response to such inflationary pressures, Diamond Creek simply did not ship orders that would, as a result of the extremely inflated shipping costs, result in a transactional loss. This strategy, while yielding lower total revenue, permitted Diamond Creek to continue operating without requiring infusions of capital. Inflationary pressures continue to impact the operating results of Diamond Creek, though not to the extreme levels experienced in 2022.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Accredited Solutions Inc

20311 Chartwell Center Drive

Suite 1469

Cornelius, NC 28031

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accredited Solutions, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the year ended December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, and accumulated deficit for the year ended December 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined there are critical matters related to the Company’s convertible debentures.

As described in Notes 7, Notes Payable and Note 9 – Derivative Liabilities to the consolidated financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $2,838,278 and gain recognized from the change of derivative liability was $2,189,161 at December 31, 2022 compared to the merger date May 11, 2022.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. An audit of these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

Emphasis of a Matter

As described in Note 4 – Acquisition of Petro X Solutions, Inc, the Company acquired Petro X Solutions, Inc. (PXS) on May 11, 2022. The acquisition was treated as a reverse merger in accordance with ASC 805-40-45-1. The Company was treated as the legal acquirer and PXS was treated as the accounting acquirer. The financial statements presents the Company and PXS on a consolidated basis. The disclosure also discusses the presentation of the Company’s Consolidated Balance Sheet as of December 31, 2021.

As described in Note 5 – Rescission of Acquisition of Petro X Solutions, Inc., effective June 1, 2023, the PXS Merger was rescinded, such that all securities issued by the Company in connection with the PXS Merger were cancelled and the ownership of PXS returned to its prior owners. PXS is being treated retroactively as discontinued operations in the consolidated financial statements.

Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2022.

Houston, Texas

July 17, 2023 PCAOB ID: 6771

ACCREDITED SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$1,418	$-
Accounts receivable	51,224	-
Prepaid expenses	2,422	-
Current assets held for sale	266,251	22,172
Total current assets	321,315	22,172

Other assets
Property, plant and equipment, net	86,446	-
Goodwill	302,215	-
Intellectual property	112,000	-
Total assets	$814,976	$22,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$104,939	$-
Accrued liabilities	3,751	-
Interest payable	455,825	-
Interest payable to related parties	133,494	-
Notes payable	29,100	-
Convertible notes, net of discounts	529,887	-
Convertible notes to related parties, net of discounts	395,000	-
Derivative liabilities	2,838,278	-
Current liabilities held for sale	200,149	-
Total current liabilities	4,690,423	-
Total liabilities	4,690,423	-

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	14	-
Common stock - 750,000,000 shares authorized, $0.001 par value, 339,277,449 and 102,500,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	339,277	102,500
Additional paid in capital	2,170,342	(80,288)
Accumulated deficit	(6,385,080)	(40)
Total stockholders' deficit	(3,875,447)	22,172
Total liabilities and stockholders' deficit	$814,976	$22,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2022	December 31, 2021
Net sales	$483,036	$-
Cost of sales	387,909	-
Gross profit	95,127	-

Operating expenses
General and administrative expenses	275,204	-
Depreciation and amortization expense	26,240	-
Total operating expenses	301,444	-
Operating loss	(206,317)	-

Other income (expense)
Change in derivative liabilities	2,189,161	-
Interest expense	(783,170)	-
Loan fees	(13,806)	-
Loss on extinguishment of debt	(1,149,267)	-
Loss on impairment of intangible assets	(7,000)	-
Total other income (expense)	235,918	-
Net income (loss) from continuing operations	29,601	-
Net income (loss) from discontinued operations	(61,289)	(30)
Net income (loss)	$(31,688)	$(30)

Net loss per share from continuing operations - basic and diluted	$0.00	$(0.00)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)
Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares – basic and diluted	189,662,591	10,158,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	-	$-	100,000,000	$100,000	$(97,788)	$(10)	$2,202
Issuance of common stock for cash	-	-	1,000,000	1,000	9,000	-	10,000
Issuance of common stock for exercise of warrant	-	-	1,500,000	1,500	8,500	-	10,000
Net loss for the year	-	-	-	-	-	(30)	(30)
Balance, December 31, 2021	-	-	102,500,000	102,500	(80,288)	(40)	22,172
Issuance of common stock for cash	-	-	3,000,000	3,000	117,000	-	120,000
Cancellation of common stock	-	-	(5,500,000)	(5,500)	5,500	-	-
Reverse merger acquisition	-	-	37,889,368	37,890	89,000	(6,353,352)	(6,226,462)
Conversion of common stock into preferred stock	13,000	13	(33,166,670)	(33,167)	33,154	-	-
Issuance of preferred stock for services	1,000	1	-	-	10,777	-	10,778
Issuance of common stock for conversion of note payable	-	-	219,554,751	219,554	2,044,754	-	2,264,308
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	6,000	-	21,000
Warrants issued for commitment fee	-	-	-	-	(55,555)	-	(55,555)
Net loss for the year	-	-	-	-	-	(31,688)	(31,688)
Balance, December 31, 2022	14,000	$14	339,277,449	$339,277	$2,170,342	$(6,385,080)	$(3,875,447)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(31,688)	$(30)
Net loss from discontinued operations	61,289	30
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,240	-
Stock-based compensation	10,778	-
Loss on extinguishment of debt	1,149,267	-
Impairment of intangible assets	7,000	-
Gain on derivative liabilities	(2,189,161)	-
Changes in operating assets and liabilities:
Accounts receivable	(47,678)	-
Prepaid expenses	44,713	-
Accounts payable	23,559	-
Accrued liabilities	(1,636)	-
Interest payable	782,182	-
Interest payable to related parties	22,438	-
Operating cash flows from discontinued operations	(90,829)	(30)
Net cash used in operating activities	(233,526)	(30)

Cash flows from investing activities:
Net funds received with acquisition of subsidiary	14,334	-
Net cash flows from investing activities	14,334	-

Cash flows from financing activities:
Proceeds from convertible notes payable, net of discounts	125,000	-
Financing activities of discontinued operations	110,000	20,000
Net cash provided by financing activities	235,000	20,000

Net change in cash	15,808	19,970
Cash and cash equivalents - beginning of period	20,160	190
Cash and cash equivalents - end of period	35,968	20,160
Cash and cash equivalents of discontinued operations	(34,550)	(20,160)
Cash and cash equivalents - end of period	$1,418	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$883	$-

Supplemental non-cash information
Conversion of common stock into preferred stock	$33,167	$-
Spire sponsorship agreement for common stock	$21,000	$-
Conversion of notes payable into common stock	$1,115,043	$-

The accompanying notes are an integral part of these financial statements.

 ACCREDITED SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 1 – NATURE OF OPERATIONS

Accredited Solutions, Inc. (the “Company” or “Accredited”), formerly known as Keyser Resources, Inc., Lone Star Gold, Inc. and Good Hemp, Inc., was incorporated in the State of Nevada on November 26, 2007.

The Company was involved in the exploration and development of mining properties until September 30, 2013, when it discontinued operations. In 2017, the Company was put into receivership and, in 2018, it emerged from receivership. On September 12, 2019, the Company’s corporate name changed to Good Hemp, Inc.

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

Effective May 11, 2022, the Company completed a Plan and Agreement of Merger (the “PXS Merger Agreement”) with Petro X Solutions, Inc., a Wyoming corporation (“PXS”), with PXS becoming our wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the PXS Merger Agreement, as amended, an aggregate of 120,000,000 shares of Company common stock were issued to the shareholders of PXS in the PXS Merger. PXS markets competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors.

Effective June 1, 2023, the PXS Merger was rescinded, such that all securities issued by the Company in connection with the PXS Merger were cancelled and the ownership of PXS returned to its prior owners.

PXS is being treated as discontinued operations in the consolidated financial statements.

The Company’s operations are centered on those of Diamond Creek Group and its bottled water products.

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

Consolidation

The financial statements include the financial statements of the Company and its’ wholly-owned subsidiaries Diamond Creek Group, LLC, Good Hemp Wellness, LLC and Petro X Solutions, Inc. Good Hemp Wellness, LLC was discontinued during 2021. Petro X Solutions, Inc. was discontinued during 2023. All intercompany transactions have been eliminated in consolidation.

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

Concentration and Credit Risk

At December 31, 2022, all the Company’s receivables were with three customers. Sales to these three customers comprised 68% of the Company's sales during the year ended December 31, 2022.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At December 31, 2022 and 2021, an allowance was not deemed necessary.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2018 remain open to examination by U.S. federal and state tax jurisdictions.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared using generally accepted in the United States of American applicable to a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses, an accumulated deficit and a working capital deficiency. As reflected in the financial statements, the Company had a working capital deficit of $4,369,108 at December 31, 2022, had a net loss of $31,688 for the year ended December 31, 2022, and cash used in operating activities of $233,526 for the year ended December 31, 2022. Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 4 – ACQUISITION OF PETRO X SOLTUIONS, INC.

Effective May 11, 2022, the Company consummated a plan and agreement of merger (the “Merger Agreement”) with Petro X Solutions, Inc., a Wyoming corporation (“PXS”), pursuant to which PXS became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 100,000,000 shares of its common stock to the shareholders of PXS and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 81,083,333 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

Due to the effects of the “reverse merger” acquisition of PXS occurring effective May 11, 2022, in accordance with ASC 805 Business Combinations, the presentation of the financial statements represents the continuation of PXS, the accounting acquirer, except for the legal capital structure. Historical shareholders’ equity of the Company, the accounting acquiree, has been adjusted to reflect the recapitalization.  Retained earnings (deficit) of PXS, the accounting acquirer have been carried forward after the acquisition and operations prior to the merger are those of PXS, the accounting acquirer.  Earnings per share for periods prior to the merger have been adjusted to reflect the recapitalization.

NOTE 5 – RESCISSION OF ACQUISITION OF PETRO X SOLUTIONS, INC.

Effective May 11, 2022, the Company completed a Plan and Agreement of Merger (the Merger Agreement) with PXS, with PXS becoming the Company’s wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the Merger Agreement, an aggregate of 100,000,000 shares of Company common stock were issued to the shareholders of PXS in the PXS Merger. PXS markets competitively-priced, environmentally-friendly products that are designed to work as well as or better than their toxic competitors.

Effective June 1, 2023, the PXS Merger was rescinded, such that all securities issued by the Company in connection with the PXS Merger were cancelled and the ownership of PXS returned to its prior owners. PXS is being treated as discontinued operations in the consolidated financial statements.

Accordingly, (1) the Company’s Consolidated Balance Sheet as of December 31, 2022, reports the Company and PXS on a consolidated basis, (2) the Company’s Consolidated Balance Sheet as of December 31, 2021, reports the Company as it existed prior to its acquisition of PXS, (3) the Company’s Consolidated Statement of Stockholders’ Deficit for December 31, 2021, reflects the Company as it existed prior to its acquisition of PXS, and for December 31, 2022 reflects an adjustment for the reverse merger (recapitalization) between the Company and PXS, (4) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2022, reports the Company and PXS on a consolidated basis, and (5), the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2021, report historical information of PXS.

NOTE 6 – INTANGIBLE ASSETS

On February 6, 2019, the Company, entered into an Intellectual Property Purchase Agreement with S. Mark Spoone, a Colorado corporation (the “Seller”), to acquire all of Mr. Spoone’s intellectual property associated with Mr. Spoone’s “Good Hemp” hemp-derived CBD-infused line of consumer beverages, for a purchase price consisting of 12,000 shares of the Company’s Class A preferred shares for a total value of $12,000. The transaction was completed on February 12, 2019.

On April 30, 2019, the Company acquired from S. Mark Spoone the CANNA HEMP and CANNA trademarks including all rights and trade secrets and related inventory for consideration totaling $32,462.39. At December 31, 2022 and 2021, the Company had not attributed any value to the acquired trademarks.

Effective February 28, 2020, the Company entered into a Branding Agreement (the “Branding Agreement”) with Spire Holdings, LLC (“Spire Holdings”), pursuant to which the Company would immediately issue Spire Holdings 6,000,000 shares of the Company’s common stock (the “Spire Shares”), and Spire Holdings would provide the Company (i) 7 primary NASCAR Cup Series No. 77 entry automobile, team and drivers (“Car”) sponsorships, and (ii) 25 associate or secondary sponsorships in connection with the Car, subject to NASCAR and network television approval. Pursuant to the Branding Agreement, Spire has some antidilution protection and piggyback registration rights with respect to the Spire Shares.

On February 10, 2021, the Company and Spire Holdings entered into an Amendment to Branding Agreement amending the sponsorship dates to be during the 2021-2022 NASCAR Cup Series racing seasons instead of the 2020-2021 racing season.

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

On December 31, 2022 the Company impaired the Good Hemp-related assets by $7,000, based on evaluation of these assets by management. In February 2023, the Company sold all of its Good Hemp-related assets to JanBella Group, LLC, a company controlled by the Company’s current controlling shareholder, William Alessi (then, a third-party). In consideration of such assets, Mr. Alessi forgave $5,000 of indebtedness of the Company.

NOTE 7 – NOTES PAYABLE

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

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note is in default so default interest of 24.0% is in place along with penalties. As of December 31, 2022, the outstanding balance of this note was $368,687 and accrued interest and penalties was $307,494.

On April 21, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC, a New York limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “GS Capital Note”), dated April 21, 2021, in the principal amount of $85,750. The GS Capital Note included a $8,000 original issue discount, and was funded by the investor on April 22, 2021, and on such date pursuant to the GS Capital SPA, the Company reimbursed the investor for legal fees of $3,750, receiving net funding of $74,000. The GS Capital SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The GS Capital Note matures 12 months after the date of the note on April 21, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 105% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. On October 27, 2021, the Company issued 52,848 shares of common stock for the conversion of principal and interest of $11,027. On November 17, 2021, the Company issued 83,043 shares of common stock for the conversion of principal and interest of $8,745. On December 13, 2021, the Company issued 224,964 shares of common stock for the conversion of principal and interest of $8,774. During the fiscal year ending December 31, 2022, the Company issued 5,076,422 shares of common stock for the conversion of principal and interest of $171,547. As of December 31, 2022, the outstanding balance of this note was $0.

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

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. During the fiscal year ending December 31, 2022, the Company issued 9,873,605 shares of common stock for the conversion of principal and interest of $71,302. This note is in default so default interest of 24.0% is in place. As of December 31, 2022, the outstanding balance of this note was $31,950 and accrued interest was $17,923.

On August 13, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., a New York corporation, pursuant to which the Company agreed to issue to the investor a Convertible Note, dated August 13, 2021, in the principal amount of $250,375. The Note included a $25,375 original issue discount and was funded by the investor on August 13, 2021, with the Company receiving funding of $225,000. The note carries a one-time interest charge of 10% of $25,037. The note has mandatory monthly payments of $27,541 starting on September 30, 2021 until the note is paid in full. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on August 13, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing price during the previous trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The Company made the first note payment on $27,541 prior to September 30, 2021. However, the Company has not made any of the required payments for October, November and December 2021 as required by the note agreement. During the fiscal year ending December 31, 2022, the Company issued 19,623,819 shares of common stock for the conversion of principal and interest of $628,707. As of December 31, 2022, the outstanding balance of this note was $0.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. During the fiscal year ending December 31, 2022, the Company issued 67,718,082 shares of common stock for the conversion of principal and interest of $732,092. This note is in default so default interest of 24.0% is in place along with penalties. As of December 31, 2020, the outstanding balance of this note was $0 and accrued interest and penalties was $123,572.

On October 19, 2021, the Company entered into a securities purchase agreement (the “Sixth Street SPA”) with Sixth Street Lending, LLC, a Virginia limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “Sixth St Note”), dated October 19, 2021, in the principal amount of $87,500. The Sixth St Note was funded by the investor on October 22, 2021, and on such date pursuant to the Sixth St Note, the Company reimbursed the investor for loan fees of $2,500, receiving net funding of $85,000. The Sixth Street SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Sixth St Note matures on October 19, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the investor. The note carries a prepayment penalty if the note is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 125%. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. During the fiscal year ending December 31, 2022, the Company issued 12,823,439 shares of common stock for the conversion of principal and interest of $357,947. As of December 31, 2022, the outstanding balance of this note was $0.

One July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. As of December 31, 2022, the outstanding balance of this note was $129,250 and accrued interest was $5,004.

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

Mr. William Alessi is the Company’s former CEO and director of the Company. The JanBella Group is an entity controlled by Mr. Alessi. Chris Chumas is a former director of the Company.

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

At December 31, 2022, the Company owed Mr. Alessi $241,547.

At December 31, 2022, the Company owed JanBella Group $148,063.

At December 31, 2022, the Company owed Mr. Chumas $138,884.

Effective May 11, 2022, the Company consummated a plan and agreement of merger (the Merger Agreement) with PXS, pursuant to which PXS became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 100,000,000 shares of its common stock to the shareholders of PXS and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 81,083,333 shares of Company common stock.

On October 11, 2022, the Company entered into three separate securities exchange agreements (collectively, the “Exchange Agreements”). Specifically, the Company entered into Exchange Agreements with three of its former officers and directors, (a) Fabian G. Deneault (the “Deneault Agreement”); (b) Eric Newlan (the “Newlan Agreement”); and (c) William E. Sluss (the “Sluss Agreement”).

Pursuant to the Exchange Agreements, the Company is to issue a total of 13,000 shares of its Series A Preferred Stock, in exchange for a total of 33,166,670 shares of its Common Stock, as follows:

Exchange Agreement	Number of Shares of Common Stock Exchanged	Number of Shares of Series A Preferred Stock Issued
Deneault Agreement	14,083,330 shares	5,500 shares
Newlan Agreement	14,083,340 shares	5,500 shares
Sluss Agreement	5,000,000 shares	2,000 shares

All 33,166,670 shares that were the subject of the Exchange Agreements were cancelled and returned to the status of authorized and unissued.

In October 2022, the Company issued 1,000 shares of its Series A Preferred Stock to its Interim CEO, Douglas V. Martin, as a retention bonus. Such shares were valued at $5,000, in the aggregate.

NOTE 9 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2022, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2022
Expected term	1.00 years
Expected average volatility	290.38%
Expected dividend yield	-
Risk-free interest rate	4.73%

The fair value measurements of the derivative liabilities at December 31, 2022, is summarized:

Total	Level 1	Level 2	Level 3
$2,838,278	$-	$-	$2,838,278

The fair value measurements of the derivative liabilities at December 31, 2021 is summarized:

Total	Level 1	Level 2	Level 3
$0	$-	$-	$0

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2022, the Company did not have any legal actions pending against it.

NOTE 11 – CAPITAL STOCK

In April 2022, the Company issued 300,000 shares of common stock to 11 investors for $120,000 in cash.

On May 8, 2022, four shareholders surrendered 550,000 shares of common stock that were immediately cancelled by the Company.

On May 11, 2022, the Company issued 100,000,000 shares of common stock to shareholders of Petro X Solutions, Inc in a reverse merger.

During the fiscal year ended December 31, 2022, the Company issued 14,825,323 shares of common stock to Geneva Roth Reward Holding for conversion of $411,455 in convertible debt.

During the fiscal year ended December 31, 2022, the Company issued 63,461,079 shares of common stock to Jefferson Street Capital, LLC for conversion of $565,463 in convertible debt.

During the fiscal year ended December 31, 2022, the Company issued 89,489,396 shares of common stock to Leonite Capital, LLC for conversion of $756,656 in convertible debt.

During the fiscal year ended December 31, 2022, the Company issued 12,823,439 shares of common stock to Sixth Street Lending, LLC for conversion of $357,947 in convertible debt.

During the fiscal year ended December 31, 2022, the Company issued 2,465,469 shares of common stock to GS Capital for conversion of $57,642 in convertible debt.

During the fiscal year ended December 31, 2022, the Company issued 9,873,605 shares of common stock to Metrospace for conversion of $71,302 in convertible debt.

During the fiscal year ended December 31, 2022, the Company issued 26,616,440 shares of common stock William Alessi for conversion of $43,843 in convertible debt.

On October 11, 2022, three shareholders exchanged 33,166,670 shares of common stock for 13,000 shares of series A preferred stock. Also on that day, the Company issued 1,000 shares of series A preferred stock to an individual for services rendered valued at $10,777.

On December 5, 2022, the Company issued 15,000,000 shares of common stock per a sponsorship agreement with Spire Motorsports valued at $21,000.

See Part II – Unregistered Sales of Equity Securities and Use of Proceeds regarding the sale of unregistered securities and use of proceeds.

NOTE 12 – WARRANTS

As a placement agent fee in connection with the Company’s entering into a Standby Equity Commitment Agreement with MacRab, LLC, in August 2022, the Company issued to MacRab, LLC 5,555,555 cashless warrants with an initial exercise price of $0.009 per share.

NOTE 13 – INCOME TAXES

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

The Company is subject to United States income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2022	2021
Income tax (payable) recovery at statutory rate of 21%	$(6,654)	$(6)
Valuation allowance change	6,654	6
Provision for income taxes	$-	$-

NOTE 14 – DISCONTINUED OPERATIONS

In May 2023, the Company decided to discontinue operations of its subsidiary, Petro X Solutions (PXS). Effective June 1, 2023, the PXS acquisition was rescinded and it ceased being a subsidiary of the Company.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets and consist of the following:

	December 31, 2022	December 31, 2021
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$34,550	$20,160
Inventories	91	2,012
Prepaid expenses	231,610	-
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$266,251	$22,172

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable	$200,149	$-
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$200,149	$-

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the years ended December 31, 2022 and 2021, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	Years Ended
	December 31, 2022	December 31, 2021
Net sales	$250	$-
Cost of sales	7,329	-
Gross profit	(7,079)	-

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	54,210	30
	54,210	30
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(61,289)	(30)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(61,289)	(30)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(61,289)	$(30)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the years ended December 31, 2022 and 2021, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Years Ended
	December 31, 2022	December 31, 2021
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(61,289)	$(30)
Changes in operating assets and liabilities:
Inventories	1,920	-
Prepaid expenses and other current assets	(231,610)	-
Accounts payable and accrued liabilities	200,150	-
Net cash provided by operating activities of discontinued operations	$(90,829)	$(30)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Issuance of common stock for cash	$110,000	$10,000
Exercise of warrants for common stock	-	10,000
Net cash used in financing activities of discontinued operations	$110,000	$20,000

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2022, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed other than as set forth below.

Sale of Good Hemp-Related Assets

In February 2023, the Company sold all of its Good Hemp-related to JanBella Group, LLC, a company controlled by the Company’s current controlling shareholder, William Alessi (then, a third-party). In consideration of such assets, Mr. Alessi forgave $5,000 of indebtedness of the Company.

In connection with the sale of assets to JanBella Group, LLC, the Company obtained the consent to such asset sale from Leonite Capital, LLC, a secured credited, in consideration of the Company’s agreeing to add $50,000 in additional interest to the balance due under that certain 8% Convertible Promissory Note, dated March 26, 2021, in the original principal amount of $568,182, as amended, issued in favor Leonite Capital, LLC.

Change-in-Control Agreements

Effective June 1, 2023, there occurred a change in control of the Company. On such date, pursuant to four separate Control Securities Purchase Agreements (collectively, the “Change-in-Control Agreements”), William Alessi acquired all of the outstanding shares of the Company’s Series A Preferred Stock, which securities provide Mr. Alessi voting control of the Company, as follows:

Name of Seller	Name of Purchaser	Securities Purchased	Consideration
Fabian G. Deneault	William Alessi	5,500 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.
William E. Sluss	William Alessi	2,000 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.
Eric Newlan	William Alessi	5,500 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.
Douglas V. Martin	William Alessi	1,000 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.

As a class, the Series A Preferred Stock possesses 66.67% voting power of the Company.

In connection with the Change-in-Control Agreements, Eduardo A. Brito was appointed as a Director of the Company.

Rescission Agreement

On May 31, 2023, the Company” and Petro X Solutions, Inc. (PXS), entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”). Pursuant to the Rescission Agreement, the Plan and Agreement of Merger dated as of March 8, 2022, and closed May 11, 2022 (the “Merger Agreement”), between the Company and PXS was rescinded. The Rescission Agreement closed June 1, 2023.

Under the terms of the Rescission Agreement, all securities of the Company issued to the shareholders of PXS pursuant to the Merger Agreement were cancelled and all of the securities acquired by the Company pursuant to the Merger Agreement were returned to the shareholders of PXS in existence immediately prior to the closing of the Merger Agreement.

Following the consummation of the Rescission Agreement, including all related agreements, the only business of the Company was that of its wholly-owned subsidiary, Diamond Creek Group, LLC, which sells the Diamond Creek brand of high alkaline water products.

The Rescission Agreement was a condition precedent to the Change-in-Control Agreements.

Mutual Release

As a condition precedent to the Change-in-Control Agreements, the Company entered into a Mutual Release (the “Mutual Release”) with PXS, William Alessi, Chris Chumas, Fabian G. Deneault, Eric Newlan, William E. Sluss and Douglas V. Martin. In addition, pursuant to the terms of the Mutual Release, the parties released every other party from any all claims now existing and/or future claims. In addition, each of the parties hereby agreed not to disparage any of the other parties, their respective officers, directors, employees, stockholders, agents and affiliates, in any manner likely to be harmful to them or their business, business reputation or personal reputation.

Assignment of Spire Motorsports Contract

As a condition precedent to the Change-in-Control Agreements, the Company and Spire Motorsports entering an agreement whereby the Motorsports Sponsorship Agreement, including all remaining obligations thereunder in the amount of $200,000, was assigned to PXS.

Loans from Related Party

Since March 31, 2023, a former officer and director of the Company, Eric Newlan (then an officer and director of the Company) made advances on behalf of the Company in the total amount of $5,500, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Newlan are due on demand and bear no interest.

Issuances of Common Stock

Subsequent to December 31, 2022, the Company issued 15,000,000 shares of common stock to Spire Motorsports II, LLC, under a Motorsports Sponsorship Agreement dated December 5, 2022, as amended as of March 1, 2023. These shares were valued at $42,000, in the aggregate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Registrant’s Certifying Accountant. On November 7, 2022 (the “Dismissal Date”), the Board of Directors of the Company dismissed Boyle CPA, LLC (“Boyle”) as the Company’s independent registered public accounting firm and informed Boyle of such decision on the same date.

The reports of Boyle on the audited consolidated financial statements of the Company for the fiscal years ended December 31, 2021 and 2020, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2021 and 2020, as well as during the subsequent interim periods preceding the Dismissal Date, there were no (1) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Boyle with respect to any matter relating to accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Boyle, would have caused it to make reference thereto in its reports on the audited consolidated financial statements of the Company for such years; or (2) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except the material weaknesses reported in Part II, Item 9A “Controls and Procedures” in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2021, and December 31, 2020.

The Company has provided Boyle with a copy of this Current Report on Form 8-K, in accordance with Item 304(a)(3) of Regulation S-K and requested that Boyle provide the Company with a letter addressed to the SEC stating whether or not Boyle agrees with the above disclosures. A copy of Boyle’s letter to the SEC dated November 8, 2022, is attached hereto as Exhibit 16.1.

Appointment of New Certifying Accountant. On November 7, 2022 (the “Engagement Date”), the Company’s Board of Directors approved the selection and engagement of Victor Mokuolu, CPA PLLC (“Mokuolu”) as the Company’s new independent registered public accounting firm. During the years ended December 31, 2021 and 2020, and the subsequent interim periods through the Engagement Date, neither the Company, nor anyone on its behalf, consulted Mokuolu regarding any of the matters or events set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2022, to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets for the names, ages and positions of our board members and executive officers as of the date of this Annual Report:

Name	Age	Position

Eduardo A. Brito	49	President, Chief Executive Officer, Secretary and Director
Rodney L. Sperry	55	Chief Financial Officer

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

Eduardo A. Brito, appointed as our CEO and Sole Director on June 1, 2023, began his entrepreneurial career at the age of 17, when he co-founded GEO Express, a Miami-based shipping and import/export company. Mr. Brito worked in the film and entertainment industries from 2000 until 2018. During this time, he was Executive Producer at  Estrella TV-, the 3rd largest Latino TV network in the US. While at Estrella TV, he produced two television series-, Buscando Amor and Gana La Verde (the Spanish Blind Date and Fear Factor Shows). Mr. Brito received his BA from UCLA 2003. He is fluent in Spanish and English.

Rodney L. Sperry, appointed as our Chief Financial Officer on June 22, 2021, has fifteen years of experience in public company accounting. His industry background includes audits for both private and publicly traded companies in various industries including manufacturing, distribution, mining, energy, and not for profit organizations. He has served as outside controller for several public companies over the last eleven years and has been responsible for SEC filings and compliance. Mr. Sperry was a licensed CPA in the State of Utah from February 2001 through September 2014, and he has operated his own accounting and business consulting practice for the past twelve years. He obtained his Bachelor’s degree in accounting from Westminster College and his Master’s degree in business administration (MBA) from Utah State University.

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

Director Independence

During the period ended December 31, 2022, we had no independent directors.

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

The Company does not maintain directors’ and officers’ liability insurance.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of not less than one nor more than fifteen directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company’s majority shareholders. Each officer shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors and shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2022, were not filed timely.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Eduardo A. Brito	2022	---	---	---	---	---	---	---	---
Chief Executive Officer (1)	2021	---	---	---	---	---	---	---	---
Rodney L. Sperry	2022	---	---	---	---	---	---	15,862	15,862
Chief Financial Officer (2)	2021	---	---	---	---	---	---	11,840	11,840
William Alessi	2022	---	---	---	---	---	---	---	---
Former Chief Executive Officer (3)	2021	---	---	---	---	---	---	---	---
Emma Setzer	2022	---	---	---	---	---	---	---	---
Former Chief Financial Officer (4)	2021	---	---	---	---	---	---	---	---
Ron F. Sickels	2022	---	---	---	---	---	---	---	---
Former Chief Executive Officer (5)	2021	---	---	---	---	---	---	---	---
Douglas V. Martin	2022	12,500	---	10,778	---	---	---		23,278
Former Interim CEO (6)	2021	---	---	---	---	---	---	---	---
Fabian G. Deneault	2022	30,000	---	---	---	---	---
Executive Vice President (7)	2021	---	---	---	---	---	---	---	---
William E. Sluss	2022	12,500	---	---	---	---	---		12,500
Former Chief Operating Officer (8)	2021	---	---	---	---	---	---	---	---
Eric Newlan	2022	30,000	---	---	---	---	---		30,000
Former Vice Pres. and Secretary (9)	2021	---	---	---	---	---	---	---	---

(1)	Mr. Brito did not become our Chief Executive Officer until June 1, 2023.
(2)	Mr. Sperry was appointed out Chief Financial Officer on June 22, 2021.
(3)	Mr. Alessi resigned as our Chief Executive Officer on May 11, 2022.
(4)	Ms. Setzer served as our Chief Financial Officer from September 5, 2020, through June 22, 2021.
(5)	Mr. Sickels served as our Chief Executive Officer from May 11, 2022, through July 24, 2022.
(6)	Mr. Martin served as our Interim CEO from July 26, 2022, through June 1, 2023.
(7)	Mr. Deneault served as our Executive Vice President from May 11, 2022, through June 1, 2023.
(8)	Mr. Sluss served as our Chief Operating Officer from May 11, 2022, through June 1, 2023.
(9)	Mr. Newlan served as our Vice President and Secretary from May 11, 2022, through June 1, 2023.

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

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(2)	(3)	(4)	($)

William Alessi (5)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Chris Chumas (6)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Ron F. Sickels (7)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Fabian G. Deneault (8)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

William E. Sluss (8)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Eric Newlan (8)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Eduardo A. Brito (9)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(3)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(4)	All other compensation received that could not be properly reported in any other column of the table.
(5)	Mr. Alessi resigned as a director of the Company on May 11, 2022.
(6)	Mr. Chumas resigned as a director of the Company on May 11, 2022.
(7)	Mr. Sickels served as a Director of the Company from May 11, 2022, through July 24, 2022.
(8)	This person served as a Director of the Company from May 11, 2022, through June 1, 2023.
(9)	Mr. Brito was appointed as a Director of the Company on June 1, 2023.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company does not have employment or director agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

The following table lists, as of the date of this Annual Report, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s outstanding securities; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his securities. Information relating to beneficial ownership of securities by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Except as disclosed herein, we do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Accredited Solutions, Inc., 20311 Chartwell Center Drive, Suite 1469, Cornelius, North Carolina 28031.

COMMON STOCK

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Eduardo A. Brito (3)	Common Stock	0		0%
Rodney L. Sperry (4)	Common Stock	0		0%
William Alessi	Common Stock	95,031,549	(5)	12.28%
All Officers and Directors as a Group (2 persons)	Common Stock	0		0%

_________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)

Based on 773,828,327 shares outstanding as of the date of this Annual Report, (A) including 678,796,778 shares of the Company's common stock that are issued and outstanding and (B) an additional 95,031,549 shares of common stock that are not issued, but are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any instruments convertible within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer and director.
(4)	Officer.
(5)	None of these shares has been issued, but underlie the currently convertible shares of Series A Preferred Stock.

SERIES A PREFERRED STOCK

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
William Alessi (3)	Series A Preferred Stock(4)	14,000	100%

________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The beneficial owner listed above has direct ownership of and sole voting power to the shares of the Company's Series A Preferred Stock.

(2)	As of the date of this Annual Report, a total of 14,000 shares of the Company's Series A Preferred Stock issued and outstanding.
(3)	With the voting rights of the Series A Preferred Stock, Mr. Alessi controls the Company through his ownership of the Company’s Series A Preferred Stock.
(4)

The holders of the Series A Preferred Stock, as a class, have voting rights in all matters requiring shareholder approval equal to 66.67% of all shares eligible to vote. Each share of Series A Preferred Stock shall be convertible at any time into a number of shares of the Company’s common stock that equals 0.001 percent (0.001%) of the number of issued and outstanding shares of the Company’s common stock outstanding on the date of conversion, such that 1,000 shares of Series A Preferred Stock would convert into one percent (1%) of the number of issued and outstanding shares of the Company’s common stock outstanding on the date of conversion.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans From Officers and Directors

As of the date of this Annual Report, the Company owed a former officer and director and current controlling shareholder, William Alessi, a total of $241,547 in principal and interest. This indebtedness is evidenced by a convertible note, which, as amended, was due on October 31, 2022, and is convertible into shares of Company common stock at $.001 per share.

As of the date of this Annual Report, the Company owed JanBella Group, LLC, a company owned by Mr. Alessi, a total of $148,063 in principal and interest. This indebtedness is evidenced by a convertible note, which, as amended, was due on October 31, 2022, and is convertible into shares of Company common stock at $.001 per share.

As of the date of this Annual Report, the Company owed a former officer and director, Chris Chumas, a total of $138,884 in principal and interest. This indebtedness is evidenced by a convertible note, which, as amended, was due on October 31, 2022, and is convertible into shares of Company common stock at $.001 per share.

As of the date of this Annual Report, the Company owed a former officer and director, Eric Newlan, a total of $14,100, which loan was made on open account and is payable on demand. The amount owed to Mr. Newlan represents advances made by him in payment of certain operating expenses of the Company subsequent to December 31, 2022.

Securities Exchange Agreements

On October 11, 2022, the Company entered into three separate securities exchange agreements (collectively, the “Exchange Agreements”). Specifically, the Company entered into Exchange Agreements with three of its former officers and directors, (a) Fabian G. Deneault (the “Deneault Agreement”); (b) Eric Newlan (the “Newlan Agreement”); and (c) William E. Sluss (the “Sluss Agreement”).

Pursuant to the Exchange Agreements, the Company is to issue a total of 13,000 shares of its Series A Preferred Stock, in exchange for a total of 33,166,670 shares of its Common Stock, as follows:

Exchange Agreement	Number of Shares of Common Stock Exchanged	Number of Shares of Series A Preferred Stock Issued
Deneault Agreement	14,083,330 shares	5,500 shares
Newlan Agreement	14,083,340 shares	5,500 shares
Sluss Agreement	5,000,000 shares	2,000 shares

All 33,166,670 shares that were the subject of the Exchange Agreements were cancelled and returned to the status of authorized and unissued.

Officer Bonus

In October 2022, the Company issued 1,000 shares of its Series A Preferred Stock to its Interim CEO, Douglas V. Martin, as a retention bonus. Such shares were valued at $10,778, in the aggregate.

Change-in-Control Agreements

Effective June 1, 2023, there occurred a change in control of the Company. On such date, pursuant to four separate Control Securities Purchase Agreements (collectively, the “Change-in-Control Agreements”), William Alessi acquired all of the outstanding shares of the Company’s Series A Preferred Stock, which securities provide Mr. Alessi voting control of the Company, as follows:

Name of Seller	Name of Purchaser	Securities Purchased	Consideration
Fabian G. Deneault	William Alessi	5,500 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.
William E. Sluss	William Alessi	2,000 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.
Eric Newlan	William Alessi	5,500 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.
Douglas V. Martin	William Alessi	1,000 Shares of Series A Preferred Stock	$10 and other good and valuable consideration, including the delivery of the Mutual Release.

As a class, the Series A Preferred Stock possesses 66.67% voting power of the Company.

In connection with the Change-in-Control Agreements, Eduardo A. Brito was appointed as a Director of the Company.

Rescission Agreement

On May 31, 2023, the Company” and Petro X Solutions, Inc. (PXS), entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”). Pursuant to the Rescission Agreement, the Plan and Agreement of Merger dated as of March 8, 2022, and closed May 11, 2022 (the “Merger Agreement”), between the Company and PXS was rescinded. The Rescission Agreement closed June 1, 2023.

Under the terms of the Rescission Agreement, all securities of the Company issued to the shareholders of PXS pursuant to the Merger Agreement were cancelled and all of the securities acquired by the Company pursuant to the Merger Agreement were returned to the shareholders of PXS in existence immediately prior to the closing of the Merger Agreement.

Following the consummation of the Rescission Agreement, including all related agreements, the only business of the Company was that of its wholly-owned subsidiary, Diamond Creek Group, LLC, which sells the Diamond Creek brand of high alkaline water products.

The Rescission Agreement was a condition precedent to the Change-in-Control Agreements.

Mutual Release

As a condition precedent to the Change-in-Control Agreements, the Company entered into a Mutual Release (the “Mutual Release”) with PXS, William Alessi, Chris Chumas, Fabian G. Deneault, Eric Newlan, William E. Sluss and Douglas V. Martin. In addition, pursuant to the terms of the Mutual Release, the parties released every other party from any all claims now existing and/or future claims. In addition, each of the parties hereby agreed not to disparage any of the other parties, their respective officers, directors, employees, stockholders, agents and affiliates, in any manner likely to be harmful to them or their business, business reputation or personal reputation.

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

Services	2022		2021
Audit fees		$-	$0
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-
Total fee	$	_	$0

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description
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

40

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

ACCREDITED SOLUTIONS, INC.

Dated: July 17, 2023	By:	/s/ Eduardo Brito
Eduardo Brito
Chief Executive Officer

	By:	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eduardo Brito	Director	July 17, 2023
Eduardo Brito

