Form 10-Q
period 2023-03-31
Accredited Solutions, Inc.
filed 2023-07-18
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of July 11, 2023, there were 678,796,778 shares of common stock, par value $0.001 per share issued, issuable and outstanding.

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$2,961	$1,418
Accounts receivable	24,035	51,224
Prepaid expenses	1,374	2,422
Current assets held for sale	229,639	266,251
Total current assets	258,009	321,315

Other assets
Property, plant and equipment, net	78,208	86,446
Goodwill	302,215	302,215
Intellectual property	100,000	105,000
Total assets	$738,432	$814,976

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$89,437	$104,939
Advances from related parties	10,000	-
Accrued liabilities	3,757	3,751
Interest payable	460,932	455,825
Interest payable to related parties	134,962	133,494
Notes payable	29,100	29,100
Convertible notes, net of discounts	454,983	529,887
Convertible notes to related parties, net of discounts	374,102	395,000
Derivative liabilities	2,870,535	2,838,278
Current liabilities held for sale	206,636	200,149
Total current liabilities	4,634,444	4,690,423
Total liabilities	4,634,444	4,690,423

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Common stock - 750,000,000 shares authorized, $0.001 par value, 621,746,480 and 339,277,449 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	621,746	339,277
Additional paid in capital	2,098,759	2,170,342
Accumulated deficit	(6,616,531)	(6,385,080)
Total stockholders' deficit	(3,896,012)	(3,875,447)
Total liabilities and stockholders' deficit	$738,432	$814,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net sales	$156,238	$-
Cost of sales	129,990	-
Gross profit	26,248	-

Operating expenses
General and administrative expenses	73,465	-
Depreciation and amortization expense	8,238	-
Total operating expenses	81,703	-
Operating loss	(55,455)	-

Other income (expense)
Change in derivative liabilities	(32,258)	-
Interest expense	(48,340)	-
Loss on extinguishment of debt	(60,320)	-
Total other income (expense)	(140,918)	-
Net loss from continuing operations	(196,373)	-
Net loss from discontinued operations	(35,078)	(2,816)
Net income (loss)	$(231,451)	$(2,816)
Net loss per share from continuing operations - basic and diluted	$(0.00	$(0.00
Net loss per share from discontinued operation -basic and diluted	$(0.00)	$(0.00)
Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares - basic and diluted	471,947,679	102,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	14,000	$14	339,277,449	$339,277	$2,170,342	$(6,385,080)	$(3,875,447)
Issuance of common stock for conversion of note payable	-	-	262,469,031	262,469	(69,583)	-	192,886
Issuance of common stock for services	-	-	20,000,000	20,000	(2,000)	-	18,000
Net loss for the period	-	-	-	-	-	(231,451)	(231,451)
Balance, March 31, 2023	14,000	$14	621,746,480	$621,746	$2,098,759	$(6,616,531)	$(3,896,012)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	102,500,000	$102,500	$(80,288)	$(40)	$22,172
Net loss for the period	-	-	-	-	-	(2,816)	(2,816)
Balance, March 31, 2022	-	$-	102,500,000	$102,500	$(80,288)	$(2,856)	$19,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(231,451)	$(2,816)
Net loss from discontinued operations	35,078	2,816
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,238	-
Stock-based compensation	18,000	-
Loss on extinguishment of debt	60,320	-
Loss on derivative liabilities	32,258	-
Changes in operating assets and liabilities:
Accounts receivable	27,189	-
Prepaid expenses	1,048	-
Accounts payable	(15,503)	-
Accrued liabilities	5	-
Interest payable	39,710	-
Interest payable to related parties	8,630	-
Operating cash flows from discontinued operations	(31,475)	(3,020)
Net cash used in operating activities	(47,953)	(3,020)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from advances from related parties	10,000	-
Financing activities of discontinued operations	5,500	-
Net cash provided by financing activities	15,500	-

Net change in cash	(32,453)	(3,020)
Cash and cash equivalents - beginning of period	35,968	20,160
Cash and cash equivalents - end of period	3,515	17,140
Cash and cash equivalents of discontinued operations	(554)	(17,140)
Cash and cash equivalents of continuing operations	$2,961	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$132,567	$-
Intangible assets sold for reduction of convertible note – related parties	$5,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Accredited Solutions, Inc., its wholly-owned subsidiary, Diamond Creek Group, LLC, and its formerly subsidiary Petro X Solutions, Inc. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At March 31, 2023, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $4,376,435 at March 31, 2023, and used $47,953 of cash in operating activities for the three months ended March 31, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

Accordingly, (1) the Company’s Consolidated Balance Sheet as of March 31, 2023, and December 31, 2022, report the Company and PXS on a consolidated basis, (2) the Company’s Consolidated Statements of Stockholders’ (Deficit-) for March 31, 2022, reflects the Company as it existed prior to its acquisition of PXS, and for March 31, 2023, reflects an adjustment for the reverse merger (recapitalization) between the Company and PXS, (3) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2023, reports the Company and PXS on a consolidated basis, and (5), the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2022, report historical information of PXS.

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

During the year ended December 31, 2021, the Company determined that it had utilized all of the remaining services to be provided under the branding agreement and recognized $1,735,714 as expenses.

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

NOTE 7 – NOTES PAYABLE

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note is in default so default interest of 24.0% is in place along with penalties. At March 31, 2023, the balance owed to Leonite was $342,383 and accrued interest and penalties was $312,882.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note is in default so default interest of 24.0% is in place. At March 31, 2023, the balance owed to Metrospace was $31,950 and accrued interest and penalties was $22,882.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note is in default so default interest of 24.0% is in place along with penalties. At March 31, 2023, the accrued interest and penalties balance owed to Jefferson Street was $115,272.

One July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. At March 31, 2023, the balance owed to 1800 Diagonal was $80,650 and accrued interest was $7,872.

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

At March 31, 2023, the Company owed Mr. Alessi $179,700.in principal and $53,331 in accrued interest.

At March 31, 2023, the Company owed JanBella Group $94,402.in principal and $40,775 in accrued interest.

At March 31, 2023, the Company owed Mr. Chumas $100,000 in principal and $40,856 in accrued interest.

In February 2023, a former officer and director of the Company, Eric Newlan (then an officer and director of the Company) made advances on behalf of the Company in the total amount of $10,000, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Newlan are due on demand and bear no interest.

NOTE 9 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2023, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
March 31, 2023
Expected term	1.00 years
Expected average volatility	290.38%
Expected dividend yield	-
Risk-free interest rate	4.64%

The fair value measurements of the derivative liabilities at March 31, 2023, are summarized:

Total	Level 1	Level 2	Level 3
$2,870,535	$-	$-	$2,870,535

The fair value measurements of the derivative liabilities at December 31, 2022, is summarized:

Total	Level 1	Level 2	Level 3
$2,838,278	$-	$-	$2,838,278

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of July 17, 2023, the Company did not have any legal actions pending against it.

Commitments

None

NOTE 11 – CAPITAL STOCK

During the three months ended March 31, 2023, the Company issued 52,606,934 shares of common stock to Leonite Capital, LLC for conversion of $50,499 in convertible debt.

During the three months ended March 31, 2023, the Company issued 15,961,538 shares of common stock to Jefferson Street Capital, LLC for conversion of $15,962 in convertible debt.

During the three months ended March 31, 2023, the Company issued 124,057,818 shares of common stock to 1800 Diagonal Lending, LLC for conversion of $83,547 in convertible debt.

During the three months ended March 31, 2023, the Company issued 15,914,511 shares of common stock to William Alessi for conversion of $15,915 in convertible debt.

During the three months ended March 31, 2023, the Company issued 53,928,230 shares of common stock to Janbella Group, LLC for conversion of $26,964 in convertible debt.

On January 31, 2023, the Company issued 20,000,000 shares of common stock to McLain Investments, LLC, pursuant to a consulting agreement, which shares were valued at $18,000, in the aggregate. All of these shares were cancelled in May 2023, due to McLain Investment, LLC’s failure to perform under its consulting agreement.

NOTE 12 – DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets and consist of the following:

	March 31, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$554	$34,550
Inventories	91	91
Prepaid expenses	228,994	231,610
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$229,639	$266,251

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued liabilities	$206,636	$200,149
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$206,636	$200,149

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Net sales	$-	$250
Cost of sales	3,264	46
Gross profit	(3,264)	204

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	31,814	3,020
	31,814	3,020
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(35,078)	(2,816)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(35,078)	(2,816)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(35,078)	$(2,816)

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

	Three Months Ended
	March 31, 2023	March 31, 2022
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(35,078)	$(2,816)
Changes in operating assets and liabilities:
Trade receivables	-	(250)
Inventories	-	46
Prepaid expenses and other current assets	2,616	-
Accounts payable and accrued liabilities	987	-
Net cash used in operating activities of discontinued operations	$(31,475)	$(3,020)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from related party advances	$5,500	$-
Net cash provided by financing activities of discontinued operations	$5,500	$-

NOTE 13 – SUBSEQUENT EVENTS

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

Loans from Related Party

Since March 31, 2023, a former officer and director of the Company, Eric Newlan (then an officer and director of the Company) made advances on behalf of the Company in the total amount of $5,100, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Newlan are due on demand and bear no interest.

Issuances of Common Stock

Subsequent to December 31, 2022, the Company issued 30,000,000 shares of common stock to Spire Motorsports II, LLC, under a Motorsports Sponsorship Agreement dated December 5, 2022, as amended as of March 1, 2023. These shares were valued at $42,000, in the aggregate.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Overview

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

Results of Operations

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022

Revenues

We had $156,238 and $-0- of revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue was lower in the first quarter of 2023 as a result of decreased sales volumes resulting from sudden and extreme inflationary pressures faced by Diamond Creek for the shipping and delivery of its bottled water during the second, third and much of the fourth quarter of 2022, the lingering effects of which continue.

Cost of Sales

We had $129,990 and $-0- of cost of sales and a gross profit of $26,248 and $-0- for the three months ended March 31, 2023 and 2022, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 and 2022, were $140,918 and $-0-, respectively. The increase in expenses for the first three months of 2023 compared to the first three months of 2022 is due primarily to the reverse-merger-related accounting relating to the PXS acquisition.

Net Income (Loss)

Net loss from continuing operations for the three months ended March 31, 2023 and 2022, was $196,373 and $-0-, respectively. Net income (loss) from discontinued operations for the three months ended March 31, 2023 and 2022, was $(35,078) and $(2,816), respectively. Net loss for the three months ended March 31, 2023 and 2022, was $231,451 and $(2,816), respectively.

Liquidity and Capital Resources

We had cash used in operations of $47,953 the three months ended March 31, 2023, compared to $3,020 for the three months ended March 31, 2022.

We had cash used in investing activities of $-0- for the three months ended March 31, 2023 and 2022, respectively.

We had cash provided by financing activities of $15,500 for the three months ended March 31, 2023, compared to cash provided by financing activities of $-0- for the three months ended March 31, 2022.

As of March 31, 2023, the Company had cash and cash equivalents of $2,961. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of March 31, 2023, the Company has primarily been funded by the issuance of convertible notes to both related and unrelated third parties. As of March 31, 2023, related party notes totaled $374,102, net of discounts, and third-party notes totaled $454,983, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $4,376,435 at March 31, 2023, a net loss of $231,451 for the three months ended March 31, 2023, and $47,953 of cash used in operating activities for the three months ended March 31, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not otherwise been disclosed.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q:

Exhibit	Description
31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certifications by the Principal Executive Officer
32.2 *	Certifications by the Principal Accounting Officer

101 INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101 SCH **	Inline XBRL Taxonomy Extension Schema Document
101 CAL **	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB **	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE **	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ACCREDITED SOLUTIONS, INC.

Date: July 17, 2023	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

