Form 10-Q
period 2023-06-30
Accredited Solutions, Inc.
filed 2023-10-17
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of October 17, 2023, there were 732,296,778 shares of common stock, par value $0.001 per share issued, issuable and outstanding.

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$11,545	$1,418
Accounts receivable	38,014	51,224
Inventory	-	-
Prepaid expenses	314	2,422
Current assets held for sale	-	266,251
Total current assets	49,873	321,315

Other assets
Property, plant and equipment, net	69,958	86,446
Goodwill	302,215	302,215
Intellectual property	100,000	105,000
Total assets	$522,046	$814,976

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$71,407	$104,939
Advances from related parties	14,100	-
Accrued liabilities	939	3,751
Interest payable	489,426	455,825
Interest payable to related parties	143,688	133,494
Notes payable	29,100	29,100
Convertible notes, net of discounts	445,349	529,887
Convertible notes to related parties, net of discounts	374,102	395,000
Derivative liabilities	4,378,253	2,838,278
Current liabilities held for sale	-	200,149
Total current liabilities	5,946,364	4,690,423
Total liabilities	5,946,364	4,690,423

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Common stock - 750,000,000 shares authorized, $0.001 par value, 698,796,778 and 339,277,449 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	678,797	339,277
Additional paid in capital	2,051,351	2,170,342
Accumulated deficit	(8,154,480)	(6,385,080)
Total stockholders' deficit	(5,424,318)	(3,875,447)
Total liabilities and stockholders' deficit	$522,046	$814,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$222,363	$113,070	$378,601	$113,070
Cost of sales	163,040	82,088	293,030	82,088
Gross profit	59,323	30,982	85,571	30,982

Operating expenses
General and administrative expenses	3,071	78,057	76,536	78,057
Depreciation and amortization expense	8,251	3,854	16,489	3,854
Total operating expenses	11,322	81,911	93,025	81,911
Operating income (loss)	48,001	(50,929)	(7,454)	(50,929)

Other income (expense)
Interest income	-	-	-	-
Other income	-	-	-	-
Gain on write off of debt	-	-	-	-
Change in derivative liabilities	(1,507,718)	2,788,386	(1,539,976)	2,788,386
Interest expense	(46,855)	(171,575)	(95,195)	(171,575)
Loan fees	-	(9,810)	-	(9,810)
Loss on extinguishment of debt	(2,374)	(700,919)	(62,694)	(700,919)
Gain on investment in subsidiaries	133,170	-	133,170	-
Total other income (expense)	(1,423,777)	1,906,082	(1,564,695)	1,906,082
Net income (loss) from continuing operations	(1,375,776)	1,855,153	(1,572,149)	1,855,153
Net loss from discontinued operations	(162,173)	(84)	(197,251)	(2,900)
Net income (loss)	$(1,537,949)	$1,855,069	$(1,769,400)	$1,852,253

Net income (loss) per share from continuing operations - basic	$(0.00)	$0.01	$(0.00)	$0.02
Net income (loss) per share from discontinued operations - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share from continuing operations - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share from continuing operations - diluted	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average number of common shares - basic	668,201,767	136,160,738	570,616,861	119,423,354
Weighted average number of common shares - diluted	668,201,767	287,170,106	570,616,861	270,432,722

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	14,000	$14	339,277,449	$339,277	$2,170,342	$(6,385,080)	$(3,875,447)
Issuance of common stock for conversion of note payable	-	-	262,469,031	262,469	(69,583)	-	192,886
Issuance of common stock for services	-	-	20,000,000	20,000	(2,000)	-	18,000
Net loss for the period	-	-	-	-	-	(231,451)	(231,451)
Balance, March 31, 2023	14,000	14	621,746,480	621,746	2,098,759	(6,616,531)	(3,896,012)
Issuance of common stock for conversion of note payable	-	-	62,050,298	62,051	(40,408)	-	21,643
Cancellation of issuance of common stock for services	-	-	(20,000,000)	(20,000)	2,000	-	(18,000)
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	(9,000)	-	6,000
Net loss for the period	-	-	-	-	-	(1,537,949)	(1,537,949)
Balance, June 30, 2023	14,000	$14	678,796,778	$678,797	$2,051,351	$(8,154,480)	$(5,424,318)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	102,500,000	$10,025	$12,187	$(40)	$22,172
Net loss for the period	-	-	-	-	-	(2,816)	(2,816)
Balance, March 31, 2022	-	-	102,500,000	10,025	12,187	(2,856)	19,356
Issuance of common stock for cash	-	-	3,000,000	30	119,970	-	120,000
Cancellation of common stock	-	-	(5,500,000)	(55)	55	-	-
Reverse merger acquisition	-	-	(42,110,632)	47,889	89,000	(6,353,353)	(6,216,464)
Issuance of common stock for conversion of note payable	-	-	47,104,796	47,105	1,205,235	-	1,252,340
Net income for the period	-	-	-	-	-	1,855,069	1,855,069
Balance, June 30, 2022	-	$-	104,994,164	$104,994	$1,426,447	$(4,501,140)	$(2,969,699)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(1,769,400)	$1,852,253
Net income (loss) from discontinued operations	197,251	2,900
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,489	3,854
Stock issued for debt payment	-	179,036
Stock issued for sponsorship agreement	6,000	-
Loss on extinguishment of debt	62,694	700,919
Gain on investment of subsidiary	(133,170)	-
Gain on derivative liabilities	1,539,976	(2,788,386)
Changes in operating assets and liabilities:
Accounts receivable	13,210	(4,277)
Prepaid expenses	2,108	14,691
Accounts payable	(33,535)	(11,594)
Accrued liabilities	(2,813)	6,256
Interest payable	77,839	(8,256)
Interest payable to related parties	17,356	4,795
Operating cash flows from discontinued operations	(37,487)	(2,854)
Net cash used in operating activities	(43,482)	(50,663)

Cash flows from investing activities:
Investing activities of discontinued operations	(541)	-
Net cash flows from investing activities	(541)	-

Cash flows from financing activities:
Proceeds from advances from related parties	14,100	-
Financing activities of discontinued operations	5,500	120,000
Net cash provided by financing activities	19,600	120,000

Net change in cash	(24,423)	69,337
Cash and cash equivalents - beginning of period	35,968	34,494
Cash and cash equivalents - end of period	11,545	103,831
Cash and cash equivalents of discontinued operations	-	(87,088)
Cash and cash equivalents of continuing operations	$11,545	$16,743

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Intangible assets sold for reduction of convertible note - related parties	$5,000	$-
Conversion of notes payable into common stock	$151,836	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Accredited Solutions, Inc., its wholly-owned subsidiary, Diamond Creek Group, LLC, and its former subsidiary Petro X Solutions, Inc. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the six month periods ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At June 30, 2023, an allowance was not deemed necessary.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2019 remain open to examination by U.S. federal and state tax jurisdictions.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,896,491 at June 30, 2023, and used $43,482 in cash for operating activities for the tsix months ended June 30, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

Accordingly, (1) the Company’s Consolidated Balance Sheet as of June 30, 2023, and December 31, 2022, report the Company and PXS on a consolidated basis, (2) the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for June 30, 2022, reflects an adjustment for the reverse merger (recapitalization) between the Company and PXS, while for June 30, 2023, reflects the adjustment for the rescission of the PXS merger and (3) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022, reports the Company and PXS on a consolidated basis.

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

NOTE 7 – NOTES PAYABLE

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note is in default so default interest of 24.0% is in place along with penalties. At June 30, 2023, the balance owed to Leonite was $332,749 and accrued interest and penalties was $335,320.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note is in default so default interest of 24.0% is in place. At June 30, 2023, the balance owed to Metrospace was $31,950 and accrued interest was $25,874.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note is in default so default interest of 24.0% is in place along with penalties. At June 30, 2023, the accrued interest and penalties balance owed to Jefferson Street was $115,272.

One July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. At June 30, 2023, the balance owed to 1800 Diagonal was $80,650 and accrued interest was $10,772.

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

At March 31, 2023, the Company owed Mr. Alessi $237,020.

At March 31, 2023, the Company owed JanBella Group $137,920.

At March 31, 2023, the Company owed Mr. Chumas $142.851.

In February 2023 through June 2023, a former officer and director of the Company, Eric Newlan (then an officer and director of the Company) made advances on behalf of the Company in the total amount of $14,100, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Newlan are due on demand and bear no interest.

NOTE 9 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2023, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
June 30, 2023
Expected term	1.00 years
Expected average volatility	271.92%
Expected dividend yield	-
Risk-free interest rate	5.40%

The fair value measurements of the derivative liabilities at March 31, 2023, are summarized:

Total	Level 1	Level 2	Level 3
$4,378,253	$-	$-	$4,378,253

The fair value measurements of the derivative liabilities at December 31, 2022, is summarized:

Total	Level 1	Level 2	Level 3
$2,838,278	$-	$-	$2,838,278

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of September 6, 2023, the Company did not have any legal actions pending against it.

Commitments

None

NOTE 11 – CAPITAL STOCK

During the six months ended June 30, 2023, the Company issued 114,657,232 shares of common stock to Leonite Capital, LLC for conversion of $72,142 in convertible debt.

During the six months ended June 30, 2023, the Company issued 15,961,538 shares of common stock to Jefferson Street Capital, LLC for conversion of $15,962 in convertible debt.

During the six months ended June 30, 2023, the Company issued 124,057,818 shares of common stock to 1800 Diagonal Lending, LLC for conversion of $83,547 in convertible debt.

During the six months ended June 30, 2023, the Company issued 15,914,511 shares of common stock to William Alessi for conversion of $15,914 in convertible debt.

During the six months ended June 30, 2023, the Company issued 53,928,230 shares of common stock to Janbella Group, LLC for conversion of $26,964 in convertible debt.

On January 31, 2023, the Company issued 20,000,000 shares of common stock to McLain Investments, LLC, pursuant to a consulting agreement, which shares were valued at $18,000, in the aggregate. All of these shares were cancelled in May 2023, due to McLain Investment, LLC’s failure to perform under its consulting agreement.

On April 25, 2023, the Company issued 15,000,000 shares of common stock per a sponsorship agreement with Spire Motorsports valued at $6,000.

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets and consist of the following:

	June 30, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$-	$34,550
Inventories	-	91
Prepaid expenses	-	231,610
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$266,251

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued liabilities	$-	$200,149
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$200,149

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the three and six months ended June 30, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	Three Months Ended
	June 30, 2023	June 30, 2022
Net sales	$-	$-
Cost of sales	1,774	-
Gross profit	(1,774)	-

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	160,399	84
	160,399	84
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(162,173)	(84)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(162,173)	(84)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(162,173)	$(84)

	Six Months Ended
	June 30, 2023	June 30, 2022
Net sales	$-	$250
Cost of sales	5,038	46
Gross profit	(5,038)	204

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	192,213	3,104
	192,213	3,104
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(197,251)	(2,900)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(197,251)	(2,900)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(197,251)	$(2,900)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the six months ended June 30, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Six Months Ended
	June 30, 2023	June 30, 2022
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(197,251)	$(2,900)
Depreciation expense	-	-
Changes in operating assets and liabilities:
Trade receivables	-	-
Inventories	-	46
Prepaid expenses and other current assets	225,390	-
Accounts payable and accrued liabilities	(65,626)	-
Accounts payable and accrued liabilities - related parties	-	-
Net cash provided by operating activities of discontinued operations	$(37,487)	$(2,854)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Net cash held in discontinued operations	(541)	-
Net cash used in investing activities of discontinued operations	$(541)	$-

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from related party advances	$5,500	$-
Exercise of warrants for common stock	-	120,000
Net cash used in financing activities of discontinued operations	$5,500	$120,000

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events except as noted below.

Subsequent to June 30, 2023, the Company has issued 33,500,000 shares of common stock for conversion notices received by the Company for the conversion of $6,700 in convertible notes payable and associated interest and penalties.

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

Results of Operations

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022

Revenues

We had $378,601 and $113,070 of revenue for the six months ended June 30, 2023 and 2022, respectively. Revenue was higher in the six months of 2023 as a result of the full six months in the fiscal period of 2023, versus only three months in the fiscal period of 2022 from the acquisitions of Diamond Creek on April 1.

Cost of Sales

We had $293,030 and $82,088 of cost of sales and a gross profit of $85,571 and $30,982 for the six months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 and 2022, were $76,356 and $78,057, respectively. The decrease in expenses for the six months of 2023 compared to the six months of 2022 is minimal and due primarily to management controlling costs.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2023 and 2022, were ($1,564,695) and $1,906,082, respectively. The increase in expenses for the six months of 2023 compared to the six months of 2022 was due to the change in derivative liabilities of ($4,328,362), decrease in interest expense of $76,380, decrease in loss on extinguishment of debt of $638,225 and the gain on investment in subsidiaries of $133,170.

Net Income (Loss)

Net loss from continuing operations for the six months ended June 30, 2023 and 2022, was $7,454 and $50,929, respectively. Net loss from discontinued operations for the six months ended June 30 and 2022, was $197,251 and $2,900, respectively. Net income (loss) for the six months ended June 30, 2023 and 2022, was ($1,769,400) and $1,852,253, respectively.

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022

Revenues

We had $222,363 and $113,070 of revenue for the three months ended June 30, 2023 and 2022, respectively. Revenue was higher in the three months of 2023 as a result of an increase in sales as a result of the economy starting to pick back up from the high inflation experienced in 2022.

Cost of Sales

We had $163,040 and $82,088 of cost of sales and a gross profit of $59,323 and $30,982 for the three months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 and 2022, were $3,071 and $78,057, respectively. The decrease in expenses for the three months of 2023 compared to the three months of 2022 is due primarily to a decrease in professional fees and expenses related to keeping the public filings current since the Company was not current with its filings.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2023 and 2022, were ($1,423,777) and $1,906,082, respectively. The increase in expenses for the three months of 2023 compared to the three months of 2022 was due to the change in derivative liabilities of ($4,296,104), decrease in interest expense of $124,720, decrease in loss on extinguishment of debt of $698,545 and the gain on investment in subsidiaries of $133,170.

Net Income (Loss)

Net income (loss) from continuing operations for the three months ended June 30, 2023 and 2022, was ($1,375,776) and $1,855,153, respectively. Net income (loss) from discontinued operations for the three months ended June 30, 2023 and 2022, was ($162,173) and $(84), respectively. Net income (loss) for the three months ended June 30, 2023 and 2022, was ($1,537,949) and $1,855,069, respectively.

Liquidity and Capital Resources

We had cash used in operations of $43,482 the six months ended June 30, 2023, compared to $50,663 for the six months ended June 30, 2022.

We had cash used in investing activities of $541 and $0 for the six months ended June 30, 2023 and 2022, respectively.

We had cash provided by financing activities of $19,600 for the six months ended June 30, 2023, compared to cash provided by financing activities of $120,000 for the six months ended June 30, 2022.

As of June 30, 2023, the Company had cash and cash equivalents of $11,545. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of June 30, 2023, the Company has primarily been funded by the issuance of convertible notes to both related and unrelated third parties. As of June 30, 2023, related party convertible notes totaled $374,102, net of discounts, and third-party convertible notes totaled $445,349, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,896,491 at June 30, 2023, a net loss of $1,769,400 for the six months ended June 30, 2023, and $43,482 of cash used in operating activities for the six months ended June 30, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Date: October 17, 2023
Rodney Sperry
Chief Financial Officer

