Form 10-Q
period 2023-09-30
Accredited Solutions, Inc.
filed 2024-01-12
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of January 12, 2024, there were 712,296,778 shares of common stock, par value $0.001 per share issued, issuable and outstanding.

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$55,880	$1,418
Accounts receivable	80,821	51,224
Prepaid expenses	-	2,422
Current assets held for sale	-	266,251
Total current assets	136,701	321,315

Other assets
Property, plant and equipment, net	63,479	86,446
Goodwill	302,215	302,215
Intellectual property	100,000	105,000
Total assets	$602,395	$814,976

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$214,969	$104,939
Advances from related parties	24,450	-
Accrued liabilities	2,169	3,751
Interest payable	527,974	455,825
Interest payable to related parties	152,510	133,494
Notes payable	29,100	29,100
Convertible notes, net of discounts	438,649	529,887
Convertible notes to related parties, net of discounts	374,102	395,000
Derivative liabilities	4,461,733	2,838,278
Current liabilities held for sale	-	200,149
Total current liabilities	6,225,656	4,690,423
Total liabilities	6,225,656	4,690,423

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Common stock - 750,000,000 shares authorized, $0.001 par value, 712,296,778 and 339,277,449 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	712,297	339,277
Additional paid in capital	2,022,177	2,170,342
Accumulated deficit	(8,357,749)	(6,385,080)
Total stockholders' deficit	(5,623,261)	(3,875,447)
Total liabilities and stockholders' deficit	$602,395	$814,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$164,515	$206,520	$543,116	$319,590
Cost of sales	121,616	166,466	414,646	248,554
Gross profit	42,899	40,054	128,470	71,036

Operating expenses
General and administrative expenses	70,717	128,104	187,752	206,161
Depreciation and amortization expense	6,478	7,079	22,967	10,933
Total operating expenses	77,195	135,183	210,719	217,094
Operating loss	(34,296)	(95,129)	(82,249)	(146,058)

Other income (expense)
Change in derivative liabilities	(169,306)	1,101,870	(1,623,455)	3,890,256
Interest expense	(47,369)	(149,307)	(142,564)	(320,882)
Loan fees	-	(3,996)	-	(13,806)
Loss on extinguishment of debt	-	(367,359)	(60,320)	(1,068,278)
Gain on investment in subsidiaries	-	-	133,170	-
Total other income (expense)	(216,675)	581,208	(1,693,169)	2,487,290
Net income (loss) from continuing operations	(250,971)	486,079	(1,775,418)	2,341,232
Net loss from discontinued operations	-	(2,665)	(197,251)	(5,565)
Net income (loss)	$(250,971)	$483,414	$(1,972,669)	$2,335,667

Net income (loss) per share from continuing operations - basic	$(0.00)	$0.00	$(0.00)	$0.02
Net loss per share from discontinued operations - basic	$-	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share - basic	$(0.00)	$0.00	$(0.00)	$0.02
Net income (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares - basic	700,280,474	225,222,172	607,719,617	155,077,168
Weighted average number of common shares - diluted	700,280,474	659,486,500	607,719,617	814,563,668

 The accompanying notes are an integral part of these unaudited condensed financial statements.

 ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	14,000	$14	39,277,449	$339,277	$2,170,342	$(6,385,080)	$(3,875,447)
Issuance of common stock for conversion of note payable	-	-	262,469,031	262,469	(69,583)	-	192,886
Issuance of common stock for services	-	-	20,000,000	20,000	(2,000)	-	18,000
Net loss for the period	-	-	-	-	-	(231,451)	(231,451)
Balance, March 31, 2023	14,000	14	621,746,480	621,746	2,098,759	(6,616,531)	(3,896,012)
Issuance of common stock for conversion of note payable	-	-	62,050,298	62,051	(42,782)	-	19,269
Issuance of common stock for services	-	-	(20,000,000)	(20,000)	2,000	-	(18,000)
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	(9,000)	-	6,000
Net loss for the period	-	-	-	-	-	(1,490,247)	(1,490,247)
Balance, June 30, 2023	14,000	14	678,796,778	678,797	2,048,977	(8,106,778)	(5,378,990)
Issuance of common stock for conversion of note payable	-	-	33,500,000	33,500	(26,800)	-	6,700
Net loss for the period	-	-	-	-	-	(250,971)	(250,971)
Balance, September 30, 2023	14,000	$14	712,296,778	$712,297	$2,022,177	$(8,357,749)	$(5,623,261)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	102,500,000	$102,500	$(80,288)	$(40)	$22,172
Net loss for the period	-	-	-	-	-	(2,816)	(2,816)
Balance, March 31, 2022	-	-	102,500,000	102,500	(80,288)	(2,856)	19,356
Issuance of common stock for cash	-	-	3,000,000	3,000	117,000	-	120,000
Cancellation of common stock	-	-	(5,500,000)	(5,500)	5,500	-	-
Reverse merger acquisition	-	-	37,889,368	37,890	99,000	(6,353,353)	(6,216,463)
Issuance of common stock for conversion of note payable	-	-	47,104,796	47,105	1,205,235	-	1,252,340
Net loss for the period	-	-	-	-	-	1,855,069	1,855,069
Balance, June 30, 2022		-	184,994,164	184,995	1,346,447	(4,501,140)	(2,969,698)
Issuance of common stock for conversion of note payable	-	-	84,676,413	84,676	747,122	-	831,798
Net loss for the period	-	-	-	-	-	483,414	483,414
Balance, September 30, 2022	-	$-	269,670,577	$269,671	$2,093,569	$(4,017,726)	$(1,654,486)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(1,972,669)	$2,335,667
Net income (loss) from discontinued operations	197,251	5,565
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,967	10,933
Stock issued for debt payment	-	183,036
Stock issued for sponsorship agreement	6,000	-
Loss on extinguishment of debt	60,320	1,068,278
Gain on investment of subsidiary	(133,170)	-
Gain on derivative liabilities	1,623,455	(3,890,256)
Changes in operating assets and liabilities:
Accounts receivable	(29,597)	(17,305)
Prepaid expenses	2,422	22,642
Accounts payable	110,029	6,597
Accrued liabilities	(1,582)	(322)
Interest payable	116,386	133,679
Interest payable to related parties	26,178	13,616
Operating cash flows from discontinued operations	(37,487)	(18,804)
Net cash used in operating activities	(9,497)	(146,674)

Cash flows from investing activities:
Investing activities of discontinued operations	(541)	-
Net cash used in investing activities	(541)	-

Cash flows from financing activities:
Proceeds from convertible notes payable, net of discounts	-	125,000
Proceeds from advances from related parties	24,450	-
Financing activities of discontinued operations	5,500	120,000
Net cash provided by financing activities	29,950	245,000

Net change in cash	19,912	98,326
Cash and cash equivalents - beginning of period	35,968	34,494
Cash and cash equivalents - end of period	55,880	132,820
Cash and cash equivalents of discontinued operations	-	(106,590)
Cash and cash equivalents of continuing operations	$55,880	$26,230

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$883

Supplemental non-cash information
Intangible assets sold for reduction of convertible note - related parties	$5,000	$-
Conversion of notes payable into common stock	$158,536	$2,084,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the nine month periods ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At September 30, 2023, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $6,088,955 at September 30, 2023, and used $9,497 in cash for operating activities for the nine months ended September 30, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

Accordingly, (1) the Company’s Consolidated Balance Sheet as of September 30, 2023, and December 31, 2022, report the Company and PXS on a consolidated basis, (2) the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for September 30, 2022, reflects an adjustment for the reverse merger (recapitalization) between the Company and PXS, while for September 30, 2023, reflects the adjustment for the rescission of the PXS merger and (3) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022, reports the Company and PXS on a consolidated basis.

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

NOTE 7 – NOTES PAYABLE

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note is in default so default interest of 24.0% is in place along with penalties. At September 30, 2023, the balance owed to Leonite was $332,749 and accrued interest and penalties was $367,731.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note is in default so default interest of 24.0% is in place. At September 30, 2023, the balance owed to Metrospace was $31,950 and accrued interest was $28,899.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note is in default so default interest of 24.0% is in place along with penalties. At September 30, 2023, the accrued interest and penalties balance owed to Jefferson Street was $115,272.

On July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. At September 30, 2023, the balance owed to 1800 Diagonal was $73,950 and accrued interest was $13,704.

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

In February 2023, the Company sold all of its Good Hemp-related to JanBella Group, LLC, a company controlled by the Company’s current controlling shareholder, William Alessi (then, a third-party). In consideration of such assets, Mr. Alessi forgave $5,000 of indebtedness of the Company. In connection with the sale of assets to JanBella Group, LLC, the Company obtained the consent to such asset sale from Leonite Capital, LLC, a secured creditor, in consideration of the Company’s agreeing to add $50,000 in additional interest to the balance due under that certain 8% Convertible Promissory Note, dated March 26, 2021, in the original principal amount of $568,182, as amended, issued in favor Leonite Capital, LLC.

At September 30, 2023, the Company owed Mr. Alessi $241,052.

At September 30, 2023, the Company owed JanBella Group $144,867.

At September 30, 2023, the Company owed Mr. Chumas $142.851.

In February 2023 through June 2023, a former officer and director of the Company, Eric Newlan (then an officer and director of the Company) made advances on behalf of the Company in the total amount of $14,100, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Newlan are due on demand and bear no interest.

From July 2023 through September 2023, a former officer and director of the Company, Bill Allessi made advances on behalf of the Company in the total amount of $10,350, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Alessi are due on demand and bear no interest.

NOTE 9 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2023, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2023
Expected term	1.00 years
Expected average volatility	262.02%
Expected dividend yield	-
Risk-free interest rate	5.46%

The fair value measurements of the derivative liabilities at September 30, 2023, are summarized:

Total	Level 1	Level 2	Level 3
$4,461,733	$-	$-	$4,461,733

The fair value measurements of the derivative liabilities at December 31, 2022, is summarized:

Total	Level 1	Level 2	Level 3
$2,838,278	$-	$-	$2,838,278

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of January 9, 2024, the Company did not have any legal actions pending against it.

Commitments

None

NOTE 11 – CAPITAL STOCK

During the nine months ended September 30, 2023, the Company issued 114,657,232 shares of common stock to Leonite Capital, LLC for conversion of $72,142 in convertible debt.

During the nine months ended September 30, 2023, the Company issued 15,961,538 shares of common stock to Jefferson Street Capital, LLC for conversion of $15,962 in convertible debt.

During the nine months ended September 30, 2023, the Company issued 157,557,818 shares of common stock to 1800 Diagonal Lending, LLC for conversion of $55,300 in convertible debt.

During the nine months ended September 30, 2023, the Company issued 15,914,511 shares of common stock to William Alessi for conversion of $15,914 in convertible debt.

During the nine months ended September 30, 2023, the Company issued 53,928,230 shares of common stock to Janbella Group, LLC for conversion of $26,964 in convertible debt.

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets and consist of the following:

	September 30, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$-	$34,550
Inventories	-	91
Prepaid expenses	-	231,610
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$266,251

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued liabilities	$-	$200,149
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$200,149

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the three and nine months ended September 30, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	Three Months Ended
	September 30, 2023	September 30, 2022
Net sales	$-	$-
Cost of sales	-	2,517
Gross profit	-	(2,517)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	148
	-	148
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(2,665)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(2,665)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(2,665)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net sales	$-	$250
Cost of sales	5,038	2,563
Gross profit	(5,038)	(2,313)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	192,213	3,252
	192,213	3,252
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(197,251)	(5,565)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(197,251)	(5,565)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(197,251)	$(5,565)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the nine months ended September 30, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Nine Months Ended
	September 30, 2023	September 30, 2022
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(197,251)	$(5,565)
Changes in operating assets and liabilities:
Inventories	-	(13,239)
Prepaid expenses and other current assets	225,390	-
Accounts payable and accrued liabilities	(65,626)	-
Net cash provided by operating activities of discontinued operations	$(37,487)	$(18,804)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Net cash held in discontinued operations	(541)	-
Net cash used in investing activities of discontinued operations	$(541)	$-

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from related party advances	$5,500	$-
Exercise of warrants for common stock	-	120,000
Net cash used in financing activities of discontinued operations	$5,500	$120,000

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below.

Effective October 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated October 25, 2023, in the principal amount of $12,000. The Note was funded by 1800 Diagonal on October 25, 2023, with the Company receiving funding of $12,000. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on October 25, 2024. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following October 25, 2023, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price of the Company’s common stock during a twenty (20) day period, any time after the date that is 180 days after October 25, 2023; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock.

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

Diamond Creek High Alkaline Water is a 9.5pH high alkaline natural spring water, sourced from the highest quality, award winning springs. Diamond Creek is available in one gallon, one liter and half liter bottles and aids in balancing the body’s pH while providing superior hydration resulting from a proprietary ionization process. As of September 30, 2023, Diamond Creek water was available in over 1,500 stores in the United States.

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

Results of Continuing Operations

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

Revenues

We had $543,116 and $319,590 of revenue for the nine months ended September 30, 2023 and 2022, respectively. Revenue was higher in the nine months of 2023 as a result of the full nine months in the fiscal period of 2023, versus only six months in the fiscal period of 2022 from the acquisitions of Diamond Creek on April 1.

Cost of Sales

We had $414,646 and $248,554 of cost of sales and a gross profit of $128,470 and $71,036 for the nine months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 and 2022, were $210,719 and $217,094, respectively. The decrease in expenses for the nine months of 2023 compared to the nine months of 2022 is minimal and due primarily to decreased payroll expenses.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2023 and 2022, were ($1,693,169) and $2,487,290, respectively. The decrease in other income (expenses) for the nine months of 2023 compared to the nine months of 2022 was due to the change in derivative liabilities of ($5,513,711), decrease in interest expense of $178,318, decrease in loss on extinguishment of debt of $1,007,958 and the gain on investment in subsidiaries of $133,170.

Net Income (Loss)

Net operating income (loss) from continuing operations for the nine months ended September 30, 2023 and 2022, was ($1,775,418) and $2,341,232, respectively. Net loss from discontinued operations for the nine months ended September 30, 2023 and 2022, was $197,251 and $5,565, respectively. Net income (loss) for the nine months ended September 30, 2023 and 2022, was ($1,972,669) and $2,335,667, respectively.

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022

Revenues

We had $164,515 and $206,520 of revenue for the three months ended September 30, 2023 and 2022, respectively. Revenue was higher in the three months of 2022 as a result of an increase in sales as a result of the economy starting to pick back up from the high inflation experienced in early 2022.

Cost of Sales

We had $121,616 and $166,466 of cost of sales and a gross profit of $42,899 and $40,054 for the three months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 and 2022, were $77,195 and $135,183, respectively. The decrease in expenses for the three months of 2023 compared to the three months of 2022 is due primarily to a decrease in payroll expenses and decrease in professional fees and expenses related to keeping the public filings current since the Company was not current with its filings.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2023 and 2022, were ($216,675) and $581,208, respectively. The increase in expenses for the three months of 2023 compared to the three months of 2022 was due to the change in derivative liabilities of ($1,271,176), decrease in interest expense of $101,938 and decrease in loss on extinguishment of debt of $367,359.

Net Income (Loss)

Net income (loss) from continuing operations for the three months ended September 30, 2023 and 2022, was ($250,971) and $486,079, respectively. Net income (loss) from discontinued operations for the three months ended September 30, 2023 and 2022, was $0 and ($2,665), respectively. Net income (loss) for the three months ended September 30, 2023 and 2022, was ($250,971) and $483,414, respectively.

Liquidity and Capital Resources

We had cash used in operations of $9,497 the nine months ended September 30, 2023, compared to $146,674 for the nine months ended September 30, 2022.

We had cash used in investing activities of $541 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

We had cash provided by financing activities of $29,950 for the nine months ended September 30, 2023, compared to cash provided by financing activities of $245,000 for the nine months ended September 30, 2022.

As of September 30, 2023, the Company had cash and cash equivalents of $55,880. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of September 30, 2023, the Company has primarily been funded by the issuance of convertible notes to both related and unrelated third parties. As of September 30, 2023, related party convertible notes totaled $374,102, net of discounts, and third-party convertible notes totaled $438,649, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $6,088,955 at September 30, 2023, a net loss of $1,972,669 for the nine months ended September 30, 2023, and $9,497 of cash used in operating activities for the nine months ended September 30, 2023, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

ACCREDITED SOLUTIONS, INC.

Date: January 12, 2024	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

