Form 10-K
period 2023-12-31
Accredited Solutions, Inc.
filed 2024-07-16
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐      No ☒

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $687,000, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.0005. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of July 16, 2024, the Company had 1,375,421,798 outstanding shares of common stock.

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

Other Information

As of December 31, 2023, the Company had two employees.

The Company’s office is located at 20311 Chartwell Center Drive, Ste. 1469, Cornelius, North Carolina, 28031.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We use, store and process data for and about our customers, employees, partners and suppliers. We have not yet implemented a formal cybersecurity risk management program designed to identify, assess and mitigate risks from cybersecurity threats to this data, our systems and business operations. We intend to implement a cybersecurity risk management program before the end of 2024.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors (since we do not currently have an Audit Committee), we intend to implement and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes would be integrated into our overall risk management processes. We intend to implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify and address cybersecurity risks. In support of this approach, it is expected that we would have a third-party security consultant implement processes to assess, identify and manage security risks to our company, including in the pillar areas of security and compliance, application security, infrastructure security and data privacy. This process, once implemented, would include regular compliance and critical system access reviews. In addition, we intend to conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments as part of our risk management process.

We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We intend to utilize well-known cloud-based technologies and service providers, such as Amazon AWS, Microsoft Office, and Google enterprise to provide protection against cybersecurity threats.

Further, we intend to put processes in place that would evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that would have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

Part of our intended program would be ongoing evaluation and enhancement of our systems, controls and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition.

Item 2. Properties.

The Company’s office space is provided free of charge by its controlling shareholder, William Alessi.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2023, and as of the date of this Annual Report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

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

Fiscal Year Ended December 31, 2023

	High	Low
First Quarter	0.0016	0.0003
Second Quarter	0.0007	0.0002
Third Quarter	0.0006	0.0004
Fourth Quarter	0.0007	0.0003

Fiscal Year Ended December 31, 2022

	High	Low
First Quarter	0.149	0.028
Second Quarter	0.0769	0.0111
Third Quarter	0.0282	0.0023
Fourth Quarter	0.0043	0.0011

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

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

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

We are also subject to other risks detailed from time to time in our other filings with SEC and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Accordingly, (1) the Company’s financial statements for the year ended December 31, 2023 and 2022, reflect the operations of PXS as discontinued operations, (2) the Company’s Consolidated Balance Sheet as of December 31, 2023 and 2022, reports PXS as discontinued operations, (3the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for December 31, 2022 reflects an adjustment for the reverse merger (recapitalization) between the Company and PXS and for December 31, 2023, reflects an adjustment for the cancellation of the reverse merger, (4)the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2023 and 2022, reports PXS as discontinued operations.

Current Plan of Business

Since the June 1, 2023, rescission of the PXS acquisition, the Company has re-focused its operating plans on expanding its Diamond Creek Water business. However, without additional capital, it is unlikely that such business will expand rapidly, if at all.

Results of Operations

For the year ended December 31, 2023, compared to the year ended December 31, 2022.

Revenues

We had $688,875 and $483,036 in revenue for the years ended December 31, 2023 and 2022, respectively. Revenue increased in 2023 as compared to 2022, due to Diamond Creek’s recovery from inflationary shocks during 2022. Diamond Creek actually experienced a decrease in sales volumes resulting from sudden and extreme inflationary pressures faced by Diamond Creek for the shipping and delivery of its bottled water during the second, third and much of the fourth quarter of 2022. In response to such inflationary pressures, Diamond Creek simply did not ship orders that would, as a result of the extremely inflated shipping costs, result in a transactional loss. This strategy, while yielding lower total revenue, permitted Diamond Creek to continue operating without requiring infusions of capital.

Cost of Sales

We had $550,792 and $387,909 in cost of sales for the years ended December 31, 2023 and 2022, respectively.

Operating Expenses

Operating expenses for the years ended December 31, 2023 and 2022, were $286,856 and $301,444, respectively. The slight decrease in expenses for 2023 compared to 2022 is due primarily to reduced payroll expense associated with Diamond Creek’s operations.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2023 and 2022, were ($1,142,571) and $235,918, respectively. The change in derivatives for the years ended December 31, 2023 and 2022, was ($456,538) and $2,189,161, respectively. The gain on extinguishment of debt for the year ended December 31, 2022, was $1,149,267. The loss on impairment of intangible assets was $302,215 for the year ended December 31, 2023.

Net Loss

Net loss for the years ended December 31, 2023 and 2022, was ($1,488,595) and ($31,688), respectively.

Liquidity and Capital Resources

We had a cash balance of $919 and negative working capital of $5,233,610 at December 31, 2023, and a cash balance of $1,418 and negative working capital of $4,369,108 at December 31, 2022.

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

Sources and Uses of Cash

Operating activities during the year ended December 31, 2023, used $81,458 of net cash. Operating activities during the year ended December 31, 2022, used $233,526 of net cash. Net cash provided by financing activities of $41,450 was received from the issuance of convertible notes payable of $12,000 and $29,450 from advances from related parties and $5,500 from financing activities of discontinued operations during the year ended December 31, 2023. Net cash provided by financing activities of $125,000 was received from the issuance of convertible notes payable and $110,000 was received from financing activities of discontinued operations during the year ended December 31, 2022.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2023 and 2022, except the Company switched from valuing its derivative liabilities using the Black Scholes valuation method to using a Binomial valuation method in fiscal year 2023, which resulted in a decrease in derivative liabilities of $289,388.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Accredited Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of balance sheets of Accredited Solutions Inc. (“the Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, stockholders' deficit, and cash flows, for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, Going Concern, to the financial statements, the Company had working capital deficit of $5,233,610 and $4,369,108 for the year ended December 31, 2023, and December 31, 2022 respectively. Additionally, the Company has accumulated deficit of $7,873,675 and $6,385,080 for the year ended December 31, 2023, and December 31, 2022 respectively. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Debentures

As described in Notes 7, Notes Payable and Note 9 – Derivative Liabilities to the consolidated financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Binomial option pricing model (and Black Scholes at December 31, 2022). The value of the embedded derivative liabilities related to the convertible debentures was $3,294,816, and $2,838,278 at December 31, 2023, and December 31, 2022 respectively.

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

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) evaluating and assessing the underlying assumptions included in the valuation (3) evaluation of the relevance of the valuation model, and (4) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives.

Change in Estimate

The Company changed the method of valuation of derivative liabilities to using the Binomial option pricing model for the year ended December 31, 2023, from Black Scholes option pricing model for the year ended December 31, 2022. The Binomial option pricing model was not retroactively applied to the derivative liabilities measure for the year ended December 31, 2022. The change in the valuation method resulted in a decrease in derivative liability of  $289,388 for the year ended December 31, 2023.

Emphasis of a Matter

As described in Note 4 – Acquisition of Petro X Solutions, Inc., the Company acquired Petro X Solutions, Inc. (PXS) on May 11, 2022. The acquisition was treated as a reverse merger in accordance with ASC 805-40-45-1. The Company was treated as the legal acquirer and PXS was treated as the accounting acquirer. The Company for the year ended December 31, 2022 presents the operations of PXS retroactively as discontinued operations in the consolidated financial statements.

As described in Note 5 – Rescission of Acquisition of Petro X Solutions, Inc., effective June 1, 2023, the PXS Merger was rescinded, such that all securities issued by the Company in connection with the PXS Merger were cancelled and the ownership of PXS returned to its prior owners. The Company for the year ended December 31, 2023 presents the operations of PXS as discontinued operations in the consolidated financial statements.

We have served as the Company’s auditor since 2022.

Victor Mokuolu, CPA PLLC
Houston, Texas
July 15, 2024 PCAOB ID: 6771

ACCREDITED SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$919	$1,418
Accounts receivable	64,109	51,224
Prepaid expenses	3,904	2,422
Current assets held for sale	-	266,251
Total current assets	68,932	321,315

Other assets
Property, plant and equipment, net	60,573	86,446
Goodwill	-	302,215
Intellectual property	100,000	105,000
Total assets	$229,505	$814,976

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$159,506	$104,939
Advances from related parties	39,450	-
Accrued liabilities	10,081	3,751
Accrued liabilities – related parties	11,400	-
Interest payable	260,534	455,825
Interest payable to related parties	172,149	133,494
Notes payable	19,100	29,100
Convertible notes, net of discounts	961,404	529,887
Convertible notes to related parties, net of discounts	374,102	395,000
Derivative liabilities	3,294,816	2,838,278
Current liabilities held for sale	-	200,149
Total current liabilities	5,302,542	4,690,423
Total liabilities	5,302,542	4,690,423

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Common stock – 2,500,000,000 shares authorized, $0.001 par value, 678,796,778 and 339,277,449 shares issued and outstanding as of December 31, 2023 and 2022, respectively	678,797	339,277
Additional paid in capital	2,121,827	2,170,342
Accumulated deficit	(7,873,675)	(6,385,080)
Total stockholders' deficit	(5,073,037)	(3,875,447)
Total liabilities and stockholders' deficit	$229,505	$814,976

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2023	December 31, 2022
Net sales	$688,875	$483,036
Cost of sales	550,792	387,909
Gross profit	138,083	95,127

Operating expenses
General and administrative expenses	260,982	275,204
Depreciation and amortization expense	25,874	26,240
Total operating expenses	286,856	301,444
Operating loss	(148,773)	(206,317)

Other income (expense)
Other income	15,000	-
Change in derivative liabilities	(456,538)	2,189,161
Interest expense	(398,818)	(783,170)
Loan fees	-	(13,806)
Loss on extinguishment of debt	-	(1,149,267)
Loss on impairment of intangible assets	(302,215)	(7,000)
Total other income (expense)	(1,142,571)	235,918
Net income (loss) from continuing operations	(1,291,344)	29,601
Net income (loss) from discontinued operations	(197,251)	(61,289)
Net income (loss)	$(1,488,595)	$(31,688)

Net income (loss) per share from continuing operations – basic and diluted	$0.00	$0.00
Net income (loss) per share from discontinued operations – basic and diluted	$0.00	$0.00
Net loss per share – basic and diluted	$0.00	$0.00

Weighted average number of common shares – basic and diluted	620,219,888	189,662,591

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	102,500,000	$102,500	$(80,288)	$(40)	$22,172
Issuance of common stock for cash	-	-	3,000,000	3,000	117,000	-	120,000
Cancellation of common stock	-	-	(5,500,000)	(5,500)	5,500	-	-
Reverse merger acquisition	-	-	37,889,368	37,890	89,000	(6,353,352)	(6,226,462)
Conversion of common stock into preferred stock	13,000	13	(33,166,670)	(33,167)	33,154	-	-
Issuance of preferred stock for services	1,000	1	-	-	10,777	-	10,778
Issuance of common stock for conversion of note payable	-	-	219,554,751	219,554	2,044,754	-	2,264,308
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	6,000	-	21,000
Warrants issued for commitment fee	-	-	-	-	(55,555)	-	(55,555)
Net loss for the year	-	-	-	-	-	(31,688)	(31,688)
Balance, December 31, 2022	14,000	14	339,277,449	339,277	2,170,342	(6,385,080)	(3,875,447)
Issuance of common stock for conversion of note payable	-	-	324,519,329	324,520	(39,515)	-	285,005
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	(9,000)	-	6,000
Net loss for the Period	-	-	-	-	-	(1,488,595)	(1,488,595)
Balance, December 31, 2023	14,000	$14	678,796,778	$678,797	$2,121,827	$(7,873,675)	$(5,073,037)

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income (loss)	$(1,488,595)	$(31,688)
Net income (loss) from discontinued operations	197,251	61,289
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,874	26,240
Stock issued for services	-	10,778
Stock issued for sponsorship agreement	6,000	-
Loss on extinguishment of debt	-	1,149,267
Loss on impairment of intangible assets	302,215	7,000
(Gain) loss on derivative liabilities	456,538	(2,189,161)
Changes in operating assets and liabilities:
Accounts receivable	(12,885)	(47,678)
Prepaid expenses	(1,483)	44,713
Accounts payable	54,566	23,559
Accrued liabilities	17,731	(1,636)
Interest payable	353,001	782,182
Interest payable to related parties	45,816	22,438
Operating cash flows from discontinued operations	(37,487)	(90,829)
Net cash used in operating activities	(81,458)	(233,526)

Cash flows from investing activities:
Net funds received with acquisition of subsidiary	-	14,334
Investing activities of discontinued operations	(541)	-
Net cash flows from investing activities	(541)	14,334

Cash flows from financing activities:
Proceeds from convertible notes payable, net of discounts	12,000	125,000
Proceeds from advances from related parties	29,450	-
Financing activities of discontinued operations	5,500	110,000
Net cash provided by financing activities	46,950	235,000

Net change in cash	(35,049)	15,808
Cash and cash equivalents - beginning of period	35,968	20,160
Cash and cash equivalents - end of period	919	35,968
Cash and cash equivalents of discontinued operations	-	(34,550)
Cash and cash equivalents of continuing operations	$919	$1,418

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$883

Supplemental non-cash information
Conversion of common stock into preferred stock	$-	$33,167
Intangible assets sold for reduction of convertible note - related parties	$5,000	$-
Conversion of notes payable into common stock	$285,005	$1,115,043
Spire sponsorship agreement for common stock	$-	$21,000

 The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

Effective May 11, 2022, the Company completed a Plan and Agreement of Merger (the “PXS Merger Agreement”) with Petro X Solutions, Inc., a Wyoming corporation (“PXS”), with PXS becoming our wholly-owned subsidiary as a result of the PXS Merger. Pursuant to the PXS Merger Agreement, as amended, an aggregate of 120,000,000 shares of Company common stock were issued to the shareholders of PXS in the PXS Merger. PXS markets competitively-priced, environmentally-friendly products.

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

Concentration and Credit Risk

At December 31, 2023, the Company’s receivables were with three customers. Sales to these three customers comprised 68% of the Company’s sales during the year ended December 31, 2023.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At December 31, 2023 and 2022, an allowance was not deemed necessary.

Derivative Financial Instruments

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates prior to December 31, 2023. The Company changed the method of valuation of derivative liabilities to using the Binomial option pricing model for the year ended December 31, 2023, from the Black Scholes option pricing model used prior to this valuation date of December 31, 2023. This change of valuation method resulted in a decrease in derivative liabilities of $289,388 for the year ended December 31, 2023. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Revenue Recognition

The Company follows ASC 606-10, “Revenue from Contracts with Customers,” whereby revenue is measured based on a consideration expected to be received, as specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract. The Company recognizes revenue from the sale of products and services following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

The Company recognizes revenue when the product is delivered to the customers’ warehouse. The Company is responsible for any damaged or lost product. The Company also issues credits to customers for product that are not sold to consumers that exceeds the expiration date.

Regularly, the Company jointly runs promotions with customers to provide discounts to consumers. These discounts are shared by the Company on a pre-determined price for every “scanback” (UPC scan in the customers’ systems). The Company issues credits to the customers for these “scanbacks”.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared using generally accepted in the United States of American applicable to a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses, an accumulated deficit and a working capital deficiency. As reflected in the financial statements, the Company had a working capital deficit of $5,233,610 at December 31, 2023, had a net loss of $1,488,595 for the year ended December 31, 2023, and cash used in operating activities of $81,458 for the year ended December 31, 2023. Management’s plans include raising capital in the debt and equity markets. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until its operations become established enough to be considered reliably profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

NOTE 4 – ACQUISITION OF PETRO X SOLUTIONS, INC.

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

Accordingly, (1) the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, reports PXS as discontinued operations, (2) the Company’s Consolidated Statement of Stockholders’ Deficit for December 31, 2023 and 2022 reflects an adjustment for the reverse merger (recapitalization) between the Company and PXS and the resulting cancellation of this merger, (3) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022, reports PXS as discontinued operations.

NOTE 6 – INTANGIBLE ASSETS

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

Purchase Price Allocation	Amount
Acquisition cost	$643,000
Assets acquired
Cash and cash equivalents	38,635
Accounts receivable	41,611
Property and equipment	97,228
Trademark	100,000
Total assets acquired	277,474
Liabilities assumed
Accounts payable and accrued liabilities	77,998
Note payable	20,000
Total liabilities assumed	97,998
Goodwill at purchase	463,524
Impairment of goodwill	(161,309)
Goodwill as of December 31, 2021	$302,215

For the fiscal year 2023, the Company evaluated the goodwill in accordance with ASC 350-20 “Goodwill”. The Company determined that there had been a significant change in the market. Food and transportation costs had increase significantly in the last couple years. Sales had dropped significantly in fiscal year 2022 and only moderately rebounded in fiscal year 2023. The Company also performed a fair value evaluation. Based on the evaluations, the Company determined that there should be a complete impairment of goodwill during the year ended December 31, 2023. The Company recognized an impairment of goodwill of $302,215 leaving a balance of $0 in goodwill as of December 31, 2023.

Amount
Goodwill as of December 31, 2021	$302,215
Impairment of goodwill	(302,215)
Goodwill as of December 31, 2023	$-

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

NOTE 7 – NOTES PAYABLE

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note is in default so default interest of 24.0% is in place along with penalties. During the fiscal year ending December 31, 2023, the Company issued 114,657,232 shares of common stock for the conversion of principal and interest of $71,876. As of December 31, 2023, the outstanding balance of this note was $713,232 and accrued interest and penalties was $129,516.

On April 21, 2021, the Company entered into a securities purchase agreement (the “GS Capital SPA”) with GS Capital Partners, LLC, a New York limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “GS Capital Note”), dated April 21, 2021, in the principal amount of $85,750. The GS Capital Note included a $8,000 original issue discount, and was funded by the investor on April 22, 2021, and on such date pursuant to the GS Capital SPA, the Company reimbursed the investor for legal fees of $3,750, receiving net funding of $74,000. The GS Capital SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The GS Capital Note matures 12 months after the date of the note on April 21, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 105% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. On October 27, 2021, the Company issued 52,848 shares of common stock for the conversion of principal and interest of $11,027. On November 17, 2021, the Company issued 83,043 shares of common stock for the conversion of principal and interest of $8,745. On December 13, 2021, the Company issued 224,964 shares of common stock for the conversion of principal and interest of $8,774. During the fiscal year ending December 31, 2022, the Company issued 5,076,422 shares of common stock for the conversion of principal and interest of $171,547. As of December 31, 2023, the outstanding balance of this note was $0.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note is in default so default interest of 24.0% is in place. During the fiscal year ending December 31, 2022, the Company issued 9,873,605 shares of common stock for the conversion of principal and interest of $71,302. As of December 31, 2023, the outstanding balance of this note was $31,950 and accrued interest and penalties was $31,923.

On August 13, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., a New York corporation, pursuant to which the Company agreed to issue to the investor a Convertible Note, dated August 13, 2021, in the principal amount of $250,375. The Note included a $25,375 original issue discount and was funded by the investor on August 13, 2021, with the Company receiving funding of $225,000. The note carries a one-time interest charge of 10% of $25,037. The note has mandatory monthly payments of $27,541 starting on September 30, 2021 until the note is paid in full. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on August 13, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing price during the previous trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The Company made the first note payment on $27,541 prior to September 30, 2021. However, the Company has not made any of the required payments for October, November and December 2021 as required by the note agreement. During the fiscal year ending December 31, 2022, the Company issued 19,623,819 shares of common stock for the conversion of principal and interest of $628,707. As of December 31, 2023, the outstanding balance of this note was $0.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note is in default so default interest of 24.0% is in place along with penalties. During the fiscal year ending December 31, 2022, the Company issued 67,718,082 shares of common stock for the conversion of principal and interest of $732,092. During the fiscal year ending December 31, 2023, the Company issued 15,961,538 shares of common stock for the conversion of principal and interest of $8,300. As of December 31, 2023, the outstanding balance of this note was $123,572 and accrued interest and penalties was $36,073.

On October 19, 2021, the Company entered into a securities purchase agreement (the “Sixth Street SPA”) with Sixth Street Lending, LLC, a Virginia limited liability company, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Promissory Note (the “Sixth St Note”), dated October 19, 2021, in the principal amount of $87,500. The Sixth St Note was funded by the investor on October 22, 2021, and on such date pursuant to the Sixth St Note, the Company reimbursed the investor for loan fees of $2,500, receiving net funding of $85,000. The Sixth Street SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Sixth St Note matures on October 19, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the investor. The note carries a prepayment penalty if the note is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 125%. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. During the fiscal year ending December 31, 2022, the Company issued 12,823,439 shares of common stock for the conversion of principal and interest of $357,947. As of December 31, 2023, the outstanding balance of this note was $0.

One July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. This note is in default so default interest of 22.0% is in place along with penalties. During the fiscal year ending December 31, 2023, the Company issued 124,057,818 shares of common stock for the conversion of principal and interest of $48,600. As of December 31, 2023, the outstanding balance of this note was $80,650 and accrued interest and penalties was $60,224.

One October 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated October 25, 2023, in the principal amount of $12,000. The Note was funded by 1800 Diagonal on October 25, 2023, with the Company receiving funding of $12,000. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on October 25, 2024. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following October 25, 2023, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after October 25, 2023; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. As of December 31, 2023, the outstanding balance of this note was $12,000 and accrued interest was $198.

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

At December 31, 2023, the Company owed Mr. Alessi $179,700 in principal and $72,596 in accrued interest.

At December 31, 2023, the Company owed JanBella Group $94,402 in principal and $49,063 in accrued interest.

At December 31, 2023, the Company owed Mr. Chumas $100,000 in principal and $50,489 in accrued interest.

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

From July 2023 through December 2023, a former officer and director of the Company, Bill Allessi made advances on behalf of the Company in the total amount of $15,350, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Alessi are due on demand and bear no interest.

Starting October 2023, the Company started paying its President, Eduardo Brito, a consulting fee amounting to $4,100 a month. The Company accrued for the last three months of fiscal year 2023 for a total of $12,300 and made a payment of $900. As of December 31, 2023, the accrued consulting fee was $11,400.

NOTE 9 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of December 31, 2023. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. For the year ended December 31, 2023, the fair value of each convertible note is estimated using the Binomial valuation model. The Company changed the method of valuation of derivative liabilities to using the Binomial option pricing model for the year ended December 31, 2023, from Black Scholes option pricing model used for the year ended December 31, 2022. This change of valuation method used resulted in a decrease in derivative liabilities of $289,388.

For the year ended December 31, 2023, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2023
Expected term	0.34 years
Expected average volatility	280.85%
Expected dividend yield	-
Risk-free interest rate	5.41%

The fair value measurements of the derivative liabilities at December 31, 2023, is summarized:

Total	Level 1	Level 2	Level 3
$3,294,816	$-	$-	$3,294,816

The fair value measurements of the derivative liabilities at December 31, 2022, is summarized:

Total	Level 1	Level 2	Level 3
$2,838,278	$-	$-	$2,838,278

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2023, the Company did not have any legal actions pending against it.

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

During the fiscal year ended December 31, 2022, the Company issued 26,616,440 shares of common stock to William Alessi for conversion of $43,843 in convertible debt.

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

During the fiscal year ended December 31, 2023, the Company issued 15,961,538 shares of common stock to Jefferson Street Capital, LLC for conversion of $8,300 in convertible debt.

During the fiscal year ended December 31, 2023, the Company issued 114,657,232 shares of common stock to Leonite Capital, LLC for conversion of $71,876 in convertible debt.

During the fiscal year ended December 31, 2023, the Company issued 15,914,511 shares of common stock to William Alessi for conversion of $12,462 in convertible debt.

During the fiscal year ended December 31, 2023, the Company issued 124,057,818 shares of common stock 1800 Diagonal Lending for conversion of $48,600 in convertible debt.

During the fiscal year ended December 31, 2023, the Company issued 53,928,230 shares of common stock JanBella Group for conversion of $10,598 in convertible debt.

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

The Company is subject to United States income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2022	2022
Income tax (payable) recovery at statutory rate of 21%	$(312,605)	$(6,654)
Valuation allowance change	312,605	6,654
Provision for income taxes	$-	$-

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets and consist of the following:

	December 31, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$-	$34,550
Inventories	-	91
Prepaid expenses	-	231,610
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$266,251

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued liabilities	$-	$200,149
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$200,149

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the years ended December 31, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	Years Ended
	December 31, 2023	December 31, 2022
Net sales	$-	$250
Cost of sales	5,038	7,329
Gross profit	(5,038)	(7,079)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	192,213	54,210
	192,213	54,210
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(197,251)	(61,289)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(197,251)	(61,289)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(197,251)	$(61,289)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the years ended December 31, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Years Ended
	December 31, 2023	December 31, 2022
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(197,251)	$(61,289)
Depreciation expense	-	-
Changes in operating assets and liabilities:
Trade receivables	-	-
Inventories	-	1,920
Prepaid expenses and other current assets	225,390	(231,610)
Accounts payable and accrued liabilities	(65,626)	200,150
Accounts payable and accrued liabilities - related parties	-	-
Net cash provided by operating activities of discontinued operations	$(37,487)	$(90,829)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Net cash held in discontinued operations	(541)	-
Net cash used in investing activities of discontinued operations	$(541)	$-

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from related party advances	$5,500	$-
Issuance of common stock for cash	-	110,000
Net cash used in financing activities of discontinued operations	$5,500	$110,000

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2023, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed, except as noted below.

During the three months ended March 31, 2024, the Company issued 566,163,482 shares of common stock to 1800 Diagonal Lending, LLC for conversion of $152,645 in convertible debt.

On March 14, 2024, the Company issued 65,230,769 shares of common stock to Metrospaces for conversion of $8,480 in accrued interest on convertible debt.

On April 4, 2024, the Company issued 65,230,769 shares of common stock to Metrospaces for the conversion of $8,480 in accrued interest.

In April 2024, the Company negotiated exchanged agreements with six convertible note holders. The Company agreed to exchange principal and accrued interest and penalties on these notes with preferred series B stock of the Company. The Company will issue 1,167 shares of preferred series B stock under these agreements. The accounting for these agreements is still being evaluated by the Company.

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

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2023, to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets for the names, ages and positions of our board members and executive officers as of the date of this Annual Report:

Name	Age	Position

Eduardo A. Brito	50	President, Chief Executive Officer, Secretary and Director
Rodney L. Sperry	56	Chief Financial Officer

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

Eduardo A. Brito, appointed as our CEO and Sole Director on June 1, 2023, began his entrepreneurial career at the age of 17, when he co-founded GEO Express, a Miami-based shipping and import/export company. Mr. Brito worked in the film and entertainment industries from 2000 until 2018. During this time, he was Executive Producer at  Estrella TV-, the 3rd largest Latino TV network in the US. While at Estrella TV, he produced two television series, Buscando Amor and Gana La Verde (the Spanish Blind Date and Fear Factor Shows). Mr. Brito received his BA from UCLA 2003. He is fluent in Spanish and English.

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

Director Independence

During the period ended December 31, 2023, we had no independent directors.

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

Item 11. Executive Compensation.

The following table summarizes the compensation earned by the Company’s principal executive officers during the two years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Eduardo A. Brito	2023	---	---	---	---	---	---	---	---
Chief Executive Officer (1)	2022	---	---	---	---	---	---	---	---
Rodney L. Sperry	2023	---	---	---	---	---	---	---	---
Chief Financial Officer (2)	2022	---	---	---	---	---	---	15,862	15,862
William Alessi	2023	---	---	---	---	---	---	---	---
Former Chief Executive Officer (3)	2022	---	---	---	---	---	---	---	---
Ron F. Sickels	2023	---	---	---	---	---	---	---	---
Former Chief Executive Officer (4)	2022	---	---	---	---	---	---	---	---
Douglas V. Martin	2023	---	---	---	---	---	---	---	---
Former Interim CEO (5)	2022	12,500	---	10,778	---	---	---	---	23,278
Fabian G. Deneault	2023	---	---	---	---	---	---	---	---
Executive Vice President (6)	2022	30,000	---	---	---	---	---	---	30,000
William E. Sluss	2023	---	---	---	---	---	---		---
Former Chief Operating Officer (7)	2022	12,500	---	---	---	---	---	---	12,500
Eric Newlan	2023	---	---	---	---	---	---		---
Former Vice Pres. and Secretary (8)	2022	30,000	---	---	---	---	---	---	30,000
(1)	Mr. Brito did not become our Chief Executive Officer until June 1, 2023.
(2)	Mr. Sperry was appointed out Chief Financial Officer on June 22, 2021.
(3)	Mr. Alessi resigned as our Chief Executive Officer on May 11, 2022.
(4)	Mr. Sickels served as our Chief Executive Officer from May 11, 2022, through July 24, 2022.
(5)	Mr. Martin served as our Interim CEO from July 26, 2022, through June 1, 2023.
(6)	Mr. Deneault served as our Executive Vice President from May 11, 2022, through June 1, 2023.
(7)	Mr. Sluss served as our Chief Operating Officer from May 11, 2022, through June 1, 2023.
(8)	Mr. Newlan served as our Vice President and Secretary from May 11, 2022, through June 1, 2023.

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

Compensation Committee Interlocks and Insider Participation. During the years ended December 31, 2023 and 2022, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(2)	(3)	(4)	($)

William Alessi (5)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Chris Chumas (6)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Ron F. Sickels (7)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Fabian G. Deneault (8)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

William E. Sluss (8)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Eric Newlan (8)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Eduardo A. Brito (9)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

__________

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(3)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(4)	All other compensation received that could not be properly reported in any other column of the table.
(5)	Mr. Alessi resigned as a director of the Company on May 11, 2022.
(6)	Mr. Chumas resigned as a director of the Company on May 11, 2022.
(7)	Mr. Sickels served as a Director of the Company from May 11, 2022, through July 24, 2022.
(8)	This person served as a Director of the Company from May 11, 2022, through June 1, 2023.
(9)	Mr. Brito was appointed as a Director of the Company on June 1, 2023.

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

COMMON STOCK

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Eduardo A. Brito (3)	Common Stock	0		0%
Rodney L. Sperry (4)	Common Stock	0		0%
William Alessi	Common Stock	192,559,052	(5)	14.00%
All Officers and Directors as a Group (2 persons)	Common Stock	0		0%

_________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2)

Based on 1,375,421,798 shares outstanding as of the date of this Annual Report, (A) including 1,375,421,798 shares of the Company’s common stock that are issued and outstanding and (B) an additional 192,559,052 shares of common stock that are not issued, but are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any instruments convertible within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer and director.
(4)	Officer.
(5)	None of these shares has been issued, but underlie the currently convertible shares of Series A Preferred Stock.

SERIES A PREFERRED STOCK

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
William Alessi (3)	Series A Preferred Stock(4)	14,000	100%

________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The beneficial owner listed above has direct ownership of and sole voting power to the shares of the Company’s Series A Preferred Stock.

(2)	As of the date of this Annual Report, a total of 14,000 shares of the Company’s Series A Preferred Stock issued and outstanding.
(3)	With the voting rights of the Series A Preferred Stock, Mr. Alessi controls the Company through his ownership of the Company’s Series A Preferred Stock.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans From Officers and Directors

As of the date of this Annual Report, the Company owed a former officer and director and current controlling shareholder, William Alessi, a total of $252,296 in principal and interest. This indebtedness is evidenced by a convertible note, which, as amended, was due on October 31, 2022, and is convertible into shares of Company common stock at $.001 per share.

As of the date of this Annual Report, the Company owed JanBella Group, LLC, a company owned by Mr. Alessi, a total of $143,465 in principal and interest. This indebtedness is evidenced by a convertible note, which, as amended, was due on October 31, 2022, and is convertible into shares of Company common stock at $.001 per share.

As of the date of this Annual Report, the Company owed a former officer and director, Chris Chumas, a total of $150,489 in principal and interest. This indebtedness is evidenced by a convertible note, which, as amended, was due on October 31, 2022, and is convertible into shares of Company common stock at $.001 per share.

As of the date of this Annual Report, the Company owed a former officer and director and current controlling shareholder, William Alessi, a total of $15,300, which loan was made on open account and is payable on demand. The amount owed to Mr. Alessi represents advances made by him to the Company during the year ended December 31, 2023.

As of the date of this Annual Report, the Company owed a former officer and director, Eric Newlan, a total of $14,100, which loan was made on open account and is payable on demand. The amount owed to Mr. Newlan represents advances made by him in payment of certain operating expenses of the Company during the year ended December 31, 2023.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2023	2022
Audit fees	$39,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fee	$39,000	$-

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by reference:

Exhibit	Description
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

38

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

ACCREDITED SOLUTIONS, INC.

Dated: July 16, 2024	By:	/s/ Eduardo Brito
Eduardo Brito
Chief Executive Officer

	By:	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eduardo Brito	Director	July 16, 2024
Eduardo Brito

