Form 10-Q
period 2024-03-31
Accredited Solutions, Inc.
filed 2024-07-16
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of July 16, 2024, there were 1,375,421,798 shares of common stock, par value $0.001 per share issued, issuable and outstanding.

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$245	$919
Accounts receivable	-	64,109
Prepaid expenses	2,869	3,904
Total current assets	3,114	68,932

Other assets
Property, plant and equipment, net	57,679	60,573
Intellectual property	100,000	100,000
Total assets	$160,793	$229,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$160,708	$159,506
Advances from related parties	39,600	39,450
Accrued liabilities	12,046	10,081
Accrued liabilities - related parties	8,200	11,400
Interest payable	242,713	260,534
Interest payable to related parties	182,370	172,149
Notes payable	19,100	19,100
Convertible notes, net of discounts	895,754	961,404
Convertible notes to related parties, net of discounts	374,102	374,102
Derivative liabilities	3,100,422	3,294,816
Total current liabilities	5,035,015	5,302,542
Total liabilities	5,035,015	5,302,542

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Common stock - 2,500,000,000 shares authorized, $0.001 par value, 1,310,191,029 and 678,796,778 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,310,191	678,797
Additional paid in capital	1,643,078	2,121,827
Accumulated deficit	(7,827,505)	(7,873,675)
Total stockholders' deficit	(4,874,222)	(5,073,037)
Total liabilities and stockholders' deficit	$160,793	$229,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net sales	$109,373	$156,238
Cost of sales	119,291	129,990
Gross profit	(9,918)	26,248

Operating expenses
General and administrative expenses	56,016	73,465
Depreciation and amortization expense	2,894	8,238
Total operating expenses	58,910	81,703
Operating loss	(68,828)	(55,455)

Other income (expense)
Change in derivative liabilities	194,394	(32,258)
Interest expense	(79,396)	(48,340)
Loss on extinguishment of debt	-	(60,320)
Total other income (expense)	114,998	(140,918)
Net income (loss) from continuing operations	46,170	(196,373)
Net income (loss) from discontinued operations	-	(35,078)
Net income (loss)	$46,170	$(231,451)

Net income (loss) per share from continuing operations - basic	$0.00	$(0.00)
Net income (loss) per share from discontinued operations - basic	$0.00	$(0.00)
Net loss per share - basic and diluted	$0.00	$(0.00)
Net loss per share - diluted	$0.00	$(0.00)

Weighted average number of common shares - basic	1,049,980,927	471,947,679
Weighted average number of common shares - diluted	1,049,980,927	471,947,679

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	-	$-	102,500,000	$102,500	$(80,288)	$(40)	$22,172
Issuance of common stock for cash	-	-	3,000,000	3,000	117,000	-	120,000
Cancellation of common stock	-	-	(5,500,000)	(5,500)	5,500	-	-
Reverse merger acquisition	-	-	37,889,368	37,890	89,000	(6,353,352)	(6,226,462)
Conversion of common stock into preferred stock	13,000	13	(33,166,670)	(33,167)	33,154	-	-
Issuance of preferred stock for services	1,000	1	-	-	10,777	-	10,778
Issuance of common stock for conversion of note payable	-	-	219,554,751	219,554	2,044,754	-	2,264,308
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	6,000	-	21,000
Warrants issued for commitment fee	-	-	-	-	(55,555)	-	(55,555)
Net loss for the year	-	-	-	-	-	(31,688)	(31,688)
Balance, December 31, 2022	14,000	14	339,277,449	339,277	2,170,342	(6,385,080)	(3,875,447)
Issuance of common stock for conversion of note payable	-	-	324,519,329	324,520	(39,515)	-	285,005
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	(9,000)	-	6,000
Net loss for the year	-	-	-	-	-	(1,488,595)	(1,488,595)
Balance, December 31, 2023	14,000	14	678,796,778	678,797	2,121,827	(7,873,675)	(5,073,037)
Issuance of common stock for conversion of notes payable	-	-	631,394,251	631,394	(478,749)	-	152,645
Net loss for the Period	-	-	-	-	-	46,170	46,170
Balance, March 31, 2024	14,000	$14	1,310,191,029	$1,310,191	$1,643,078	$(7,827,505)	$(4,874,222)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$46,170	$(231,451)
Net income (loss) from discontinued operations	-	35,078
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,894	8,238
Stock issued for services	-	18,000
Loss on extinguishment of debt	-	60,320
(Gain) loss on derivative liabilities	(194,394)	32,258
Changes in operating assets and liabilities:
Accounts receivable	64,109	27,189
Prepaid expenses	1,036	1,048
Accounts payable	1,201	(15,503)
Accounts payable to related parties	(3,050)	-
Accrued liabilities	1,964	5
Interest payable	69,174	39,710
Interest payable to related parties	10,222	8,630
Operating cash flows from discontinued operations	-	(31,475)
Net cash used in operating activities	(674)	(47,953)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from advances from related parties	-	10,000
Financing activities of discontinued operations	-	5,500
Net cash provided by financing activities	-	15,500

Net change in cash	(674)	(32,453)
Cash and cash equivalents - beginning of period	919	35,968
Cash and cash equivalents - end of period	245	3,515
Cash and cash equivalents of discontinued operations	-	(554)
Cash and cash equivalents of continuing operations	$245	$2,961

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Intangible assets sold for reduction of convertible note - related parties	$-	$5,000
Conversion of notes payable into common stock	$152,645	$132,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At March 31, 2024, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,031,901 at March 31, 2024, and used $674 in cash for operating activities for the three months ended March 31, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

Accordingly, (1) the Company’s Consolidated Balance Sheet as of March 31, 2024, and December 31, 2023, report PXS as discontinued operations, (2) the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for March 31, 2023, reflects the adjustment for the rescission of the PXS merger and (3) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023, reports PXS as discontinued operations.

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

NOTE 6 – NOTES PAYABLE

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note is in default so default interest of 24.0% is in place along with penalties. At March 31, 2024, the balance owed to Leonite was $728,232 and accrued interest and penalties was $172,545.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note is in default so default interest of 24.0% is in place. At March 31, 2024, the balance owed to Metrospace was $31,950 and accrued interest was $25,355.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note is in default so default interest of 24.0% is in place along with penalties. At March 31, 2024, the balance owed to Jefferson Street was $123,572 and accrued interest was $41,618.

On July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. At March 31, 2024, the balance owed to 1800 Diagonal was $0 and accrued interest was $0.

One October 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated October 25, 2023, in the principal amount of $12,000. The Note was funded by 1800 Diagonal on October 25, 2023, with the Company receiving funding of $12,000. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on October 25, 2024. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following October 25, 2023, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after October 25, 2023; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. As of March 31, 2024, the outstanding balance of this note was $12,000 and accrued interest was $468.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

At March 31, 2024, the Company owed Mr. Alessi $257,283.

At March 31, 2024, the Company owed JanBella Group $146.207.

At March 31, 2024, the Company owed Mr. Chumas $152,982.

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

During the three months ended March 31, 2024, an officer, Eduardo Brito made advances on behalf of the Company in the total amount of $150, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Brito are due on demand and bear no interest.

NOTE 8 – DERIVATIVE LIABILITIES

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

For the three months ended March 31, 2024, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
March 31, 2024
Expected term	0.18 years
Expected average volatility	359.93%
Expected dividend yield	-
Risk-free interest rate	5.49%

The fair value measurements of the derivative liabilities at March 31, 2024, are summarized:

Total	Level 1	Level 2	Level 3
$3,100,422	$-	$-	$3,100,422

The fair value measurements of the derivative liabilities at December 31, 2023, is summarized:

Total	Level 1	Level 2	Level 3
$3,294,816	$-	$-	$3,294,816

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of July 11, 2024, the Company did not have any legal actions pending against it.

Commitments

None

NOTE 10 – CAPITAL STOCK

During the three months ended March 31, 2024, the Company issued 566,163,482 shares of common stock to 1800 Diagonal Lending, LLC for conversion of $152,645 in convertible debt.

On March 14, 2024, the Company issued 65,230,769 shares of common stock to Metrospaces for conversion of $8,480 in accrued interest on convertible debt.

NOTE 11 – DISCONTINUED OPERATIONS

In May 2023, the Company decided to discontinue operations of its subsidiary, Petro X Solutions (PXS). Effective June 1, 2023, the PXS acquisition was rescinded and it ceased being a subsidiary of the Company.

In accordance with the provisions of ASC 205-20, the Company reported no assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets for March 31, 2024 and December 31, 2023.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the three months ended March 31, 2024 and 2023, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net sales	$-	$-
Cost of sales	-	3,264
Gross profit	-	(3,264)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	31,814
	-	31,814
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(35,078)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(35,078)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(35,078)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the three months ended March 31, 2024 and 2023, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
DISCONTINUED OPERATING ACTIVITIES
Net loss	$-	$(35,078)
Prepaid expenses and other current assets	-	2,616
Accounts payable and accrued liabilities	-	987
Net cash provided by operating activities of discontinued operations	$-	$(31,475)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from related party advances	$-	$5,500
Net cash used in financing activities of discontinued operations	$-	$5,500

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

Results of Operations

For the Three Months Ended March 31, 2024, compared to the three months ended March 31, 2023

Revenues

We had $109,373 and $156,238 of revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue was lower in the first quarter of 2024 as a result of decreased sales volumes resulting from larger amount of sales in December 2023 that resulted in customer stock carrying over into 2024.

Cost of Sales

We had $119,291 and $129,990 of cost of sales and a gross profit of ($9,918) and $26,248 for the three months ended March 31, 2024 and 2023, respectively.

Operating Expenses

Operating income (expenses) for the three months ended March 31, 2024 and 2023, were $114,998 and ($140,918), respectively. The increase in income for the first three months of 2024 compared to the first three months of 2023 is due primarily to the change in derivative liabilities and decreased interest expense.

Net Income (Loss)

Net income (loss) from continuing operations for the three months ended March 31, 2024 and 2023, was $46,170 and ($196,373), respectively. Net income (loss) from discontinued operations for the three months ended March 31, 2024 and 2023, was $0 and ($35,078), respectively. Net income (loss) for the three months ended March 31, 2024 and 2023, was $46,170 and ($231,451), respectively.

Liquidity and Capital Resources

We had cash used in operations of $674 the three months ended March 31, 2024, compared to $47,953 for the three months ended March 31, 2023.

We had cash used in investing activities of $-0- for the three months ended March 31, 2024 and 2023, respectively.

We had cash provided by financing activities of $0 for the three months ended March 31, 2024, compared to cash provided by financing activities of $15,000 for the three months ended March 31, 2023.

As of March 31, 2024, the Company had cash and cash equivalents of $245. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of March 31, 2024, the Company has primarily been funded by the issuance of convertible notes to both related and unrelated third parties. As of March 31, 2024, related party notes totaled $374,102, net of discounts, and third-party notes totaled $895,754, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,031,901 at March 31, 2024, a net income of $46,170 for the three months ended March 31, 2024, and $674 of cash used in operating activities for the three months ended March 31, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

