Form 10-Q/A
period 2024-03-31
Accredited Solutions, Inc.
filed 2024-08-23
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of August 22, 2024, there were 2,109,045,863 shares of common stock, par value $0.001 per share issued, issuable and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 as originally filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2024 (the “Original Filing”). Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant. The Company was unable to obtain a review by its independent public accountant of its financial statements before the Original Filing. Consequently, the consolidated financial statements in the Original Filing were not reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”). The financial statements included herein have now been reviewed in accordance with SAS100 and the Company is filing amended Form 10-Q/A. This Form 10-Q/A amends the Company’s Condensed Consolidated Financial Statements and related disclosures in Item 1 for the three months ended March 31, 2024, as well as Management’s Discussion and Analysis in Item 2.

Item 6 of Part II of this Amendment has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in iXBRL (eXtensible Business Reporting Language).

This Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2023.

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$245	$919
Accounts receivable	-	64,109
Prepaid expenses	2,869	3,904
Total current assets	3,114	68,932

Other assets
Property, plant and equipment, net	57,679	60,573
Intellectual property	100,000	100,000
Total assets	$160,793	$229,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$160,708	$159,506
Advances payable	39,450	-
Advances payable -related parties	150	39,450
Accrued liabilities	12,046	10,081
Accrued liabilities - related parties	8,200	11,400
Interest payable	470,083	260,534
Interest payable to related parties	-	172,149
Notes payable	19,100	19,100
Convertible notes, net of discounts	1,269,856	961,404
Convertible notes to related parties, net of discounts	0	374,102
Derivative liabilities	3,174,898	3,294,816
Total current liabilities	5,154,491	5,302,542
Total liabilities	5,154,491	5,302,542

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Common stock - 2,500,000,000 shares authorized, $0.001 par value, 1,310,191,029 and 678,796,778 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,310,191	678,797
Additional paid in capital	1,643,078	2,121,827
Accumulated deficit	(7,946,981)	(7,873,675)
Total stockholders' deficit	(4,993,698)	(5,073,037)
Total liabilities and stockholders' deficit	$160,793	$229,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net sales	$109,373	$156,238
Cost of sales	119,291	129,990
Gross profit (loss)	(9,918)	26,248

Operating expenses
General and administrative expenses	56,016	73,465
Depreciation and amortization expense	2,894	8,238
Total operating expenses	58,910	81,703
Operating loss	(68,828)	(55,455)

Other income (expense)
Change in derivative liabilities	119,918	(32,258)
Interest expense	(124,396)	(48,340)
Loss on extinguishment of debt	-	(60,320)
Total other income (expense)	(4,478)	(140,918)
Net income (loss) from continuing operations	(73,306)	(196,373)
Net income (loss) from discontinued operations	-	(35,078)
Net income (loss)	$(73,306)	$(231,451)

Net income (loss) per share from continuing operations - basic	$0.00	$(0.00)
Net income (loss) per share from discontinued operations - basic	$0.00	$(0.00)
Net loss per share - basic and diluted	$0.00	$(0.00)
Net loss per share - diluted	$0.00	$(0.00)

Weighted average number of common shares - basic	1,049,980,927	471,947,679
Weighted average number of common shares - diluted	1,049,980,927	471,947,679

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	14,000	$14	678,796,778	$678,797	$2,121,827	$(7,873,675)	$(5,073,037)
Issuance of common stock for conversion of note payable	-	-	631,394,251	631,394	(478,749)	-	152,645
Net loss for the period	-	-	-	-	-	(73,306)	(73,306)
Balance, March 31, 2024	14,000	$14	1,310,191,029	$1,310,191	$1,643,078	$(7,946,981)	$(4,993,698)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	14,000	$14	339,277,449	$339,277	$2,170,342	$(6,385,080)	$(3,875,447)
Issuance of common stock for conversion of note payable	-	-	262,469,031	262,469	(69,583)	-	192,886
Issuance of common stock for services	-	-	20,000,000	20,000	(2,000)	-	18,000
Net loss for the period	-	-	-	-	-	(231,451)	(231,451)
Balance, March 31, 2023	14,000	$14	621,746,480	$621,746	$2,098,759	$(6,616,531)	$(3,896,012)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$(73,306)	$(231,451)
Net income (loss) from discontinued operations	-	35,078
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,894	8,238
Stock issued for services	-	18,000
Loss on extinguishment of debt	-	60,320
(Gain) loss on derivative liabilities	(119,918)	32,258
Changes in operating assets and liabilities:
Accounts receivable	64,109	27,189
Prepaid expenses	1,036	1,048
Accounts payable	1,201	(15,503)
Accounts payable to related parties	(3,050)	-
Accrued liabilities	1,964	5
Interest payable	296,545	39,710
Interest payable to related parties	(172,148)	8,630
Operating cash flows from discontinued operations	-	(31,475)
Net cash used in operating activities	(674)	(47,953)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from advances from related parties	-	10,000
Financing activities of discontinued operations	-	5,500
Net cash provided by financing activities	-	15,500

Net change in cash	(674)	(32,453)
Cash and cash equivalents - beginning of period	919	35,968
Cash and cash equivalents - end of period	245	3,515
Cash and cash equivalents of discontinued operations	-	(554)
Cash and cash equivalents of continuing operations	$245	$2,961

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Intangible assets sold for reduction of convertible note - related parties	$-	$5,000
Conversion of notes payable into common stock	$152,645	$132,567

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,151,377 at March 31, 2024, and used $674 in cash for operating activities for the three months ended March 31, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note is in default so default interest of 24.0% is in place. At March 31, 2024, the balance owed to Metrospace was $31,950 and accrued interest was $70,355.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note is in default so default interest of 24.0% is in place along with penalties. At March 31, 2024, the balance owed to Jefferson Street was $123,572 and accrued interest was $41,618.On March 8, 2022, the Company amended and restated a convertible promissory note with Mr. Chumas. The original note was entered into on July 22, 2019 for $100,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. The note is in default. As of March 31, 2024, the balance of the note is $100,000 and accrued interest is $52,982.

On March 8, 2022, the Company amended and restated a convertible promissory note with JanBella Group, LLC. The original note was entered into on July 17, 2019 for $110,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. During the fiscal year ended December 31, 2023, JanBella converted $15,598 of the principal balance into the Company’s shares of common stock. The note is in default. As of March 31, 2024, the balance of the note is $94,402 and accrued interest is $51,805.

On March 8, 2022, the Company amended and restated a convertible promissory note with Mr. Alessi. The original note was entered into on July 22, 2021 for $200,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. During the fiscal year ended December 31, 2023, Mr. Alessi converted $20,300 of the principal balance into the Company’s shares of common stock. The note is in default. As of March 31, 2024, the balance of the note is $179,700 and accrued interest is $77,583.

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

On October 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated October 25, 2023, in the principal amount of $12,000. The Note was funded by 1800 Diagonal on October 25, 2023, with the Company receiving funding of $12,000. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on October 25, 2024. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following October 25, 2023, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after October 25, 2023; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. As of March 31, 2024, the outstanding balance of this note was $12,000 and accrued interest was $468.

NOTE 7 – RELATED PARTY TRANSACTIONS

All related party transactions are recorded at the exchange amount which is the value established and agreed to by the related party.

Mr. William Alessi is the Company’s former CEO, director and controlling shareholder. JanBella Group, LLC is an entity controlled by Mr. Alessi. Chris Chumas is a former director of the Company. On July 18, 2019, the Company issued promissory notes to Mr. Alessi, JanBella Group and Mr. Chumas to evidence the amounts they advanced to the Company. The notes are due on demand, bear interest at 10% per year, and are secured by all of the Company's assets. At the option of the noteholders, the notes may be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion of the notes will be determined by dividing the principal amount to be converted (plus, at the option of the noteholder, accrued and unpaid interest) by the lower of (i) $0.001 or, (ii) 50% of the lowest bid price during the forty-five consecutive trading day period ending on the trading day immediately prior to the conversion date. On January 29, 2020, the Company issued 7,000,000 shares of its common stock to each of William Alessi and Chris Chumas, respectively, for partial conversion of their promissory notes in the principal amount of $7,000 each, respectively. On October 15, 2021, the Company paid $50,287 to both Mr. Alessi and Mr. Chumas as payments against the promissory notes held by these individuals.

In February 2023, the Company sold all of its Good Hemp-related to JanBella Group, LLC (then, a non-affiliated party). In consideration of such assets, JanBella Group forgave $5,000 of indebtedness of the Company. In connection with the sale of assets to JanBella Group, the Company obtained the consent to such asset sale from Leonite Capital, LLC, a secured creditor, in consideration of the Company’s agreeing to add $50,000 in additional interest to the balance due under that certain 8% Convertible Promissory Note, dated March 26, 2021, in the original principal amount of $568,182, as amended, issued in favor Leonite Capital, LLC.

On February 1, 2024, Mr. Alessi assigned his interest in 14,000 shares of Series A Preferred Stock to an un-related individual. This transaction removed Mr. Alessi as a related individual. During 2023, Mr. Chumas resigned as a director removing him as a related individual as well. As of March 31, 2024, the Company had no related party notes of any kind.

In February 2023 through June 2023, a former officer and director of the Company, Eric Newlan (then an officer and director of the Company) made advances on behalf of the Company in the total amount of $14,100, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Newlan are due on demand and bear no interest.

From July 2023 through December 2023, Mr. Allessi, while the Company’s controlling shareholder, made advances on behalf of the Company in the total amount of $15,350, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Alessi are due on demand and bear no interest. Based on the transaction noted above, Mr. Alessi is no longer a related party.

During the three months ended March 31, 2024, an officer and director of the Company, Eduardo Brito, made advances on behalf of the Company in the total amount of $150, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Brito are due on demand and bear no interest.

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

For the three months ended March 31, 2024, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
March 31, 2024
Expected term	0.18 years
Expected average volatility	359.93%
Expected dividend yield	-
Risk-free interest rate	5.49%

The fair value measurements of the derivative liabilities at March 31, 2024, are summarized:

Total	Level 1	Level 2	Level 3
$3,174,898	$-	$-	$3,174,898

The fair value measurements of the derivative liabilities at December 31, 2023, is summarized:

Total	Level 1	Level 2	Level 3
$3,294,816	$-	$-	$3,294,816

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of August 22, 2024, the Company did not have any legal actions pending against it.

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

On July 16, 2024, the Company issued 68,600,000 shares of common stock to 1800 Diagonal Lending, LLC for the conversion of $8,232 in principal and accrued interest.

On July 18, 2024, the Company issued 68,600,000 shares of common stock to 1800 Diagonal Lending, LLC for the conversion of $8,232 in principal and accrued interest.

On July 19, 2024, the Company issued 22,350,667 shares of common stock to 1800 Diagonal Lending, LLC for the conversion of $2,682 in principal and accrued interest.

On July 23, 2024, the Company issued 76,590,000 shares of common stock to JanBella Group (a non-affiliate at the time of the transaction) for conversion of $7,659 in accrued interest on convertible debt.

On July 25, 2024, the Company issued 68,633,548 shares of common stock to Leonite Capital, LLC for the conversion of $8,922 in principal and accrued interest.

On August 5, 2024, the Company issued 60,000,000 shares of common stock to Metrospaces for conversion of $7,800 in accrued interest on convertible debt.

On August 6, 2024, the Company issued 32,000,000 shares of common stock to JanBella Group (a non-affiliate at the time of the transaction) for conversion of $3,200 in accrued interest on convertible debt.

On August 7, 2024, the Company issued 39,849,850 shares of common stock to Leonite Capital, LLC for the conversion of $5,180 in principal and accrued interest.

On August 9, 2024, the Company issued 62,000,000 shares of common stock to Metrospaces for conversion of $8,060 in accrued interest on convertible debt.

On August 11, 2024, the Company issued 160,000,000 shares of common stock to Metrospaces for conversion of $20,800 in accrued interest on convertible debt.

On August 12, 2024, the Company issued 75,000,000 shares of common stock to Jefferson Street Capital, LLC for the conversion of $7,500 in principal and accrued interest.

Designation of Series B Preferred Stock

In August 2024, the Company filed with the State of Nevada a Certificate of Designation which established a Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

Designation and Amount. 5,000 shares were designated as Series B Preferred Stock. The Series B Preferred Stock shall have an initial liquidation preference, or stated value, of $1,000 per share.

Voting. Series B Preferred Stock shall have no right to vote on any matters requiring shareholder approval.

Dividends. Series B Preferred Stock will carry an annual ten percent (10%) cumulative dividend, compounded daily, payable solely upon redemption, liquidation or conversion.

Conversion. The Series B Preferred Stock is convertible at any time at a conversion price equal 85% multiplied by the average of the three (3) lowest volume weighted average prices for the Company’s common stock during the five (5) Trading Day period ending on the latest trading day prior to the conversion date.

Exchange Agreements

Effective in August 2024, the Company entered into separate exchange agreements with six lenders (the “Lender Group”), pursuant to which the Lender Group exchanged a total of $1,100,000 of debt for a total of 1,217 shares of Series B Preferred Stock.

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

Net Income (Loss)

Net loss from continuing operations for the three months ended March 31, 2024 and 2023, was $73,306 and $196,373, respectively. Net loss from discontinued operations for the three months ended March 31, 2024 and 2023, was $0 and $35,078, respectively. Net loss for the three months ended March 31, 2024 and 2023, was $73,306 and $231,451, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $5,151,377 at March 31, 2024, a net loss of $73,306 for the three months ended March 31, 2024, and $674 of cash used in operating activities for the three months ended March 31, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

ACCREDITED SOLUTIONS, INC.

Dated: August 22, 2024	By:	/s/ Eduardo Brito
Eduardo Brito
Chief Executive Officer

	By:	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

