Form 10-Q
period 2024-06-30
Accredited Solutions, Inc.
filed 2024-08-23
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
Current assets
Cash	$6,779	$919
Accounts receivable	-	64,109
Prepaid expenses	1,834	3,904
Advance due from related entity	1,293	-
Total current assets	9,906	68,932

Other assets
Property, plant and equipment, net	54,785	60,573
Intellectual property	100,000	100,000
Total assets	$164,691	$229,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$145,974	$159,506
Advances payable	39,450	-
Advances payable - related parties	12,350	39,450
Accrued liabilities	3,893	10,081
Accrued liabilities - related parties	8,200	11,400
Interest payable	484,264	260,534
Interest payable to related parties	-	172,149
Notes payable	54,100	19,100
Convertible notes, net of discounts	1,265,842	961,404
Convertible notes to related parties, net of discounts	-	374,102
Derivative liabilities	5,215,301	3,294,816
Total current liabilities	7,229,374	5,302,542
Total liabilities	7,229,374	5,302,542

Stockholders' deficit
Preferred stock - Class A - 30,000,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Common stock - 2,500,000,000 shares authorized, $0.001 par value, 1,375,421,798 and 678,796,778 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,375,422	678,797
Additional paid in capital	1,586,327	2,121,827
Accumulated deficit	(10,026,446)	(7,873,675)
Total stockholders' deficit	(7,064,683)	(5,073,037)
Total liabilities and stockholders' deficit	$164,691	$229,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$102,328	$222,363	$211,701	$378,601
Cost of sales	53,766	163,040	173,057	293,030
Gross profit	48,562	59,323	38,644	85,571

Operating expenses
General and administrative expenses	61,084	3,071	117,100	76,536
Depreciation and amortization expense	2,893	8,251	5,787	16,489
Total operating expenses	63,977	11,322	122,887	93,025
Operating profit (loss)	(15,415)	48,001	(84,243)	(7,454)

Other income (expense)
Change in derivative liabilities	(2,040,403)	(1,507,718)	(1,920,485)	(1,539,976)
Interest expense	(23,647)	(46,855)	(148,043)	(95,195)
Loss on extinguishment of debt	-	(2,374)	-	(62,694)
Gain on investment in subsidiaries	-	133,170	-	133,170
Total other income (expense)	(2,064,050)	(1,423,777)	(2,068,528)	(1,564,695)
Net loss from continuing operations	(2,079,465)	(1,375,776)	(2,152,771)	(1,572,149)
Net loss from discontinued operations	-	(162,173)	-	(197,251)
Net loss	$(2,079,465)	$(1,537,949)	$(2,152,771)	$(1,769,400)

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share from discontinued operations - basic and diluted	$-	$(0.00)	$-	$(0.00)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares - basic and diluted	1,372,554,511	668,201,767	1,211,267,719	570,616,861

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2023	14,000	$14	678,796,778	$678,797	$2,121,827	$(7,873,675)	$(5,073,037)
Issuance of common stock for conversion of note payable	-	-	631,394,251	631,394	(478,749)	-	152,645
Net income for the period	-	-	-	-	-	(73,306)	(73,306)
Balance, March 31, 2024	14,000	14	1,310,191,029	1,310,191	1,643,078	(7,946,981)	(4,993,698)
Issuance of common stock for conversion of note payable	-	-	65,230,769	65,231	(56,751)	-	8,480
Net loss for the period	-	-	-	-	-	(2,079,465)	(2,079,465)
Balance, June 30, 2024	14,000	$14	1,375,421,798	$1,375,422	$1,586,327	$(10,026,446)	$(7,064,683)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2022	14,000	$14	339,277,449	$339,277	$2,170,342	$(6,385,080)	$(3,875,447)
Issuance of common stock for conversion of note payable	-	-	262,469,031	262,469	(69,583)	-	192,886
Issuance of common stock for services	-	-	20,000,000	20,000	(2,000)	-	18,000
Net loss for the period	-	-	-	-	-	(231,451)	(231,451)
Balance, March 31, 2023	14,000	14	621,746,480	621,746	2,098,759	(6,616,531)	(3,896,012)
Issuance of common stock for conversion of note payable	-	-	62,050,298	62,051	(40,408)	-	21,643
Issuance of common stock for services	-	-	(20,000,000)	(20,000)	2,000	-	(18,000)
Issuance of common stock for sponsorship agreement	-	-	15,000,000	15,000	(9,000)	-	6,000
Net loss for the period	-	-	-	-	-	(1,537,949)	(1,537,949)
Balance, June 30, 2023	14,000	$14	678,796,778	$678,797	$2,051,351	$(8,154,480)	$(5,424,318)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(2,152,771)	$(1,769,400)
Net loss from discontinued operations	-	197,251
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,787	16,489
Stock issued for services	-	6,000
Loss on extinguishment of debt	-	62,694
Amortization of debt discount	986	-
Gain on investment of subsidiary	-	(133,170)
(Gain) loss on derivative liabilities	1,920,485	1,539,976
Changes in operating assets and liabilities:
Accounts receivable	64,109	13,210
Prepaid expenses	2,072	2,108
Accounts payable	(13,533)	(33,535)
Accounts payable to related parties	(3,200)	-
Accrued liabilities	(7,482)	(2,813)
Interest payable	319,206	77,839
Interest payable to related parties	(172,149)	17,356
Operating cash flows from discontinued operations	-	(37,487)
Net cash used in operating activities	(36,490)	(43,482)

Cash flows from investing activities:
Investing activities of discontinued operations	-	(541)
Net cash flows from investing activities	-	(541)

Cash flows from financing activities:
Proceeds from notes payable, net of discounts	30,000	-
Proceeds from advances from related parties	12,350	14,100
Financing activities of discontinued operations	-	5,500
Net cash provided by financing activities	42,350	19,600

Net change in cash	5,860	(24,423)
Cash and cash equivalents - beginning of period	919	35,968
Cash and cash equivalents - end of period	6,779	11,545
Cash and cash equivalents of discontinued operations	-	-
Cash and cash equivalents of continuing operations	$6,779	$11,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Intangible assets sold for reduction of convertible note - related parties	$-	$5,000
Conversion of notes payable into common stock	$161,125	$151,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At June 30, 2024, an allowance was not deemed necessary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $7,219,468 at June 30, 2024, and used $36,490 in cash for operating activities for the six months ended June 30, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

Accordingly, (1) the Company’s Consolidated Balance Sheet as of June 30, 2024, and December 31, 2023, report PXS as discontinued operations, (2) the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for March 31, 2023, reflects the adjustment for the rescission of the PXS merger and (3) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2024 and 2023, reports PXS as discontinued operations.

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

NOTE 6 – NOTES PAYABLE

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note is in default so default interest of 24.0% is in place along with penalties. At June 30, 2024, the balance owed to Leonite was $728,232 and accrued interest and penalties was $172,545.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note is in default so default interest of 24.0% is in place. At June 30, 2024, the balance owed to Metrospace was $31,950 and accrued interest was $63,787.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note is in default so default interest of 24.0% is in place along with penalties. At June 30, 2024, the balance owed to Jefferson Street was $123,572 and accrued interest was $47,164.

On March 8, 2022, the Company amended and restated a convertible promissory note with Mr. Chumas. The original note was entered into on July 22, 2019 for $100,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. The note is in default. As of June 30, 2024, the balance of the note is $100,000 and accrued interest is $55,476.

On March 8, 2022, the Company amended and restated a convertible promissory note with JanBella Group, LLC. The original note was entered into on July 17, 2019 for $110,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. During the fiscal year ended December 31, 2023, JanBella converted $15,598 of the principal balance into the Company’s shares of common stock. The note is in default. As of June 30, 2024, the balance of the note is $94,402 and accrued interest is $54,548.

On March 8, 2022, the Company amended and restated a convertible promissory note with Mr. Alessi. The original note was entered into on July 22, 2021 for $200,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. During the fiscal year ended December 31, 2023, Mr. Alessi converted $20,300 of the principal balance into the Company’s shares of common stock. The note is in default. As of June 30, 2024, the balance of the note is $179,700 and accrued interest is $82,569.

On July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. At June 30, 2024, the balance owed to 1800 Diagonal was $0 and accrued interest was $0.

One October 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated October 25, 2023, in the principal amount of $12,000. The Note was funded by 1800 Diagonal on October 25, 2023, with the Company receiving funding of $12,000. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on October 25, 2024. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following October 25, 2023, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after October 25, 2023; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. As of June 30, 2024, the outstanding balance of this note was $12,000 and accrued interest was $737.

On April 19, 2024, the Company entered into a securities purchase agreement (the “Jefferson”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 18% Promissory Note (the “Jefferson Note”), dated April 19, 2024, in the principal amount of $10,000. The Jefferson includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matured on April 19, 2024 and is now in default. At June 30, 2024, the balance owed to Jefferson Street was $10,000 and accrued interest was $355.

On April 19, 2024, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 18% Promissory Note, dated April 19, 2024, in the principal amount of $25,000. The note was funded by the Investor on April 19, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $5,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on April 19, 2025. At June 30, 2024, the balance owed to Leonite was $25,000 and accrued interest was $888.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2024, an officer and director of the Company, Eduardo Brito, made advances on behalf of the Company in the total amount of $12,350, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Brito are due on demand and bear no interest.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of June 30, 2024. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

For the six months ended June 30, 2024, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Six months ended
June 30, 2024
Expected term	0.09 years
Expected average volatility	199.31%
Expected dividend yield	-
Risk-free interest rate	5.47%

The fair value measurements of the derivative liabilities at June 30, 2024, are summarized:

Total	Level 1	Level 2	Level 3
$5,215,301	$-	$-	$5,215,301

The fair value measurements of the derivative liabilities at December 31, 2023, is summarized:

Total	Level 1	Level 2	Level 3
$3,294,816	$-	$-	$3,294,816

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

Commitments

None

NOTE 10 – CAPITAL STOCK

During the six months ended June 30, 2024, the Company issued 566,163,482 shares of common stock to 1800 Diagonal Lending, LLC for conversion of $152,645 in convertible debt.

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

In accordance with the provisions of ASC 205-20, the Company reported no assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets for June 30, 2024 and December 31, 2023.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the three and six months ended June 30, 2024 and 2023, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	Three Months Ended
	June 30, 2024	June 30, 2023
Net sales	$-	$-
Cost of sales	-	1,774
Gross profit	-	(1,774)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	160,399
	-	160,399
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(162,173)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(162,173)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(162,173)
	Six Months Ended
	June 30, 2024	June 30, 2023
Net sales	$-	$-
Cost of sales	-	5,038
Gross profit	-	(5,038)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	192,213
	-	192,213
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(197,251)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(197,251)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(197,251)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the six months ended June 30, 2024 and 2023, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Six Months Ended
	June 30, 2024	June 30, 2023
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(197,251)	$(35,078)
Prepaid expenses and other current assets	225,390	2,616
Accounts payable and accrued liabilities	(65,626)	987
Net cash provided by operating activities of discontinued operations	$(37,487)	$(31,475)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Net cash held in discontinued operations	$(541)	$5,500
Net cash used in investing activities of discontinued operations	$(541)	$5,500

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from related party advances	$5,500	$5,500
Net cash used in financing activities of discontinued operations	$5,500	$5,500

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Results of Operations

For the Three Months Ended June 30, 2024, compared to the three months ended June 30, 2023

Revenues

We had $102,328 and $222,363 of revenue for the three months ended June 30, 2024 and 2023, respectively. Revenue was lower in 2024 as a result of management focusing on revamping the operations and getting sales force and processes dialed in for future growth.

Cost of Sales

We had $53,766 and $163,040 of cost of sales and a gross profit of $48,562 and $59,323 for the three months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Operating income (expenses) for the three months ended June 30, 2024 and 2023, were $63,977 and $11,322 respectively. The increase in operating expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is due primarily to increased payroll related expenses.

Net Loss

Net loss from continuing operations for the three months ended June 30, 2024 and 2023, was $2,079,465 and $1,375,776, respectively. Net loss from discontinued operations for the three months ended June 30, 2024 and 2023, was $0 and $162,173, respectively. Net loss for the three months ended June 30, 2024 and 2023, was $2,079,465 and $1,537,949, respectively.

For the Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023

Revenues

We had $211,701 and $378,601 of revenue for the six months ended June 30, 2024 and 2023, respectively. Revenue was lower in 2024 as a result of management focusing on revamping the operations and getting sales force and processes dialed in for future growth.

Cost of Sales

We had $173,057 and $293,030 of cost of sales and a gross profit of $38,644 and $85,571 for the six months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2024 and 2023, were $122,887 and $93,025, respectively. The increase in expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is due primarily to increased payroll related expenses.

Net Loss

Net loss from continuing operations for the six months ended June 30, 2024 and 2023, was $2,152,771 and $1,572,149, respectively. Net loss from discontinued operations for the six months ended June 30, 2024 and 2023, was $0 and $197,251, respectively. Net loss for the six months ended June 30, 2024 and 2023, was $2,152,771 and $1,769,400, respectively.

Liquidity and Capital Resources

We had cash used in operations of $36,490 the six months ended June 30, 2024, compared to $43,482 for the six months ended June 30, 2023.

We had cash used in investing activities of $0 and $541 for the six months ended June 30, 2024 and 2023, respectively.

We had cash provided by financing activities of $42,350 for the six months ended June 30, 2024, compared to cash provided by financing activities of $19,600 for the six months ended June 30, 2023.

As of June 30, 2024, the Company had cash and cash equivalents of $6,779. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of June 30, 2024, the Company has primarily been funded by the advances from related parties. As of June 30, 2024, related party advances of $12,350, related party notes totaled $374,102, net of discounts, and third-party notes totaled $945,840, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $7,219,468 at June 30, 2024, a net loss of $2,152,771 for the six months ended June 30, 2024, and $36,490 of cash used in operating activities for the six months ended June 30, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the interim financial statements.

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

ACCREDITED SOLUTIONS, INC.

Date: August 22, 2024	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

