Form 10-Q
period 2024-09-30
Accredited Solutions, Inc.
filed 2024-12-05
CIK 1464865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 04, 2024, there were 2,653,493,596 shares of common stock, par value $0.001 per share issued, issuable and outstanding.

ACCREDITED SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets
Cash	$12,106	$919
Accounts receivable	61,274	64,109
Inventory	-	-
Prepaid expenses	786	3,904
Advance due from related entity	22,678	-
Total current assets	96,844	68,932

Other assets
Property, plant and equipment, net	51,879	60,573
Intellectual property	100,000	100,000
Total assets	$248,723	$229,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$238,633	$159,506
Advances payable	48,450	-
Advances payable - related parties	-	39,450
Accrued liabilities	-	10,081
Accrued liabilities - related parties	-	11,400
Interest payable	6,242	260,534
Interest payable to related parties	713	172,149
Notes payable	119,110	19,100
Convertible notes, net of discounts	254,426	961,404
Convertible notes to related parties, net of discounts	125,000	374,102
Derivative liabilities	532,257	3,294,816
Current liabilities held for sale	-	-
Total current liabilities	1,324,831	5,302,542
Total liabilities	1,324,831	5,302,542

Stockholders' deficit
Preferred stock - Series A - 15,000 shares authorized, $0.001 par value, 14,000 shares issued and outstanding	14	14
Preferred stock - Series B - 5,000 shares authorized, $0.001 par value, 1,217 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	-
Common stock - 5,000,000,000 shares authorized, $0.001 par value, 2,435,717,463 and 678,796,778 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,435,717	678,797
Additional paid in capital	2,242,604	2,121,827
Accumulated deficit	(5,754,444)	(7,873,675)
Total stockholders' deficit	(1,076,108)	(5,073,037)
Total liabilities and stockholders' deficit	$248,723	$229,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$241,136	$164,515	$452,837	$543,116
Cost of sales	189,824	121,616	362,881	414,646
Gross profit	51,312	42,899	89,956	128,470

Operating expenses
General and administrative expenses	423,590	70,717	540,690	187,752
Depreciation and amortization expense	2,907	6,478	8,694	22,967
Total operating expenses	426,497	77,195	549,384	210,719
Operating loss	(375,185)	(34,296)	(459,428)	(82,249)

Other income (expense)
Change in derivative liabilities	4,683,044	(169,306)	2,762,559	(1,623,455)
Interest expense	(35,857)	(47,369)	(183,900)	(142,564)
Loss on extinguishment of debt	-	-	-	(60,320)
Gain on investment in subsidiaries	-	-	-	133,170
Total other income (expense)	4,647,187	(216,675)	2,578,639	(1,693,169)
Net income (loss) from continuing operations	4,272,002	(250,971)	2,119,231	(1,775,418)
Net income (loss) from discontinued operations	-	-	-	(197,251)
Net income (loss)	$4,272,002	$(250,971)	$2,119,231	$(1,972,669)

Net income (loss) per share from continuing operations - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share from discontinued operations - basic and diluted	$-	$-	$-	$(0.00)
Net loss per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares - basic and diluted	1,971,239,882	700,280,474	1,466,440,854	607,719,617

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock				Common Stock
	Series A $0.001 Par		Series B $0.001 Par		$0.001 Par		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	14,000	$14	-	$-	678,796,778	$678,797	$2,121,827	$(7,873,675)	$(5,073,037)
Issuance of common stock for conversion of notes payable	-	-	-	-	631,394,251	631,394	(478,749)	-	152,645
Net loss for the period	-	-	-	-	-	-	-	(73,306)	(73,306)
Balance, March 31, 2024	14,000	14	-	-	1,310,191,029	1,310,191	1,643,078	(7,946,981)	(4,993,698)
Issuance of common stock for conversion of notes payable	-	-	-	-	65,230,769	65,231	(56,751)	-	8,480
Net loss for the period	-	-	-	-	-	-	-	(2,079,465)	(2,079,465)
Balance, June 30, 2024	14,000	14	-	-	1,375,421,798	1,375,422	1,586,327	(10,026,446)	(7,064,683)
Issuance of common stock for conversion of notes payable	-	-	-	-	1,060,295,665	1,060,295	(938,948)	-	121,347
Issuance of preferred stock series B for conversion of notes payable	-	-	1,217	1	-	-	1,595,225	-	1,595,225
Net loss for the period	-	-	-	-	-	-	-	4,272,002	4,272,002
Balance, September 30, 2024	14,000	$14	1,217	$1	2,435,717,463	$2,435,717	$2,242,604	$(5,754,444)	$(1,076,108)

	Preferred Stock				Common Stock		Additional
	Series A $0.001 Par		Series B $0.001 Par		$0.001 Par		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	14,000	$14	-	$-	339,277,449	$339,277	$2,170,342	$(6,385,080)	$(3,875,447)
Issuance of common stock for conversion of note payable	-	-	-	-	262,469,031	262,469	(69,583)	-	192,886
Issuance of common stock for services	-	-	-	-	20,000,000	20,000	(2,000)	-	18,000
Net loss for the period	-	-	-	-	-	-	-	(231,451)	(231,451)
Balance, March 31, 2023	14,000	14	-	-	621,746,480	621,746	2,098,759	(6,616,531)	(3,896,012)
Issuance of common stock for conversion of note payable	-	-	-	-	62,050,298	62,051	(42,782)	-	19,269
Issuance of common stock for services	-	-	-	-	(20,000,000)	(20,000)	2,000	-	(18,000)
Issuance of common stock for sponsorship agreement	-	-	-	-	15,000,000	15,000	(9,000)	-	6,000
Net loss for the period	-	-	-	-	-	-	-	(1,490,247)	(1,490,247)
Balance, June 30, 2023	14,000	14	-	-	678,796,778	678,797	2,048,977	(8,106,778)	(5,378,990)
Issuance of common stock for conversion of note payable	-	-	-	-	33,500,000	33,500	(26,800)	-	6,700
Net loss for the period	-	-	-	-	-	-	-	(250,971)	(250,971)
Balance, September 30, 2023	14,000	$14	-	$-	712,296,778	$712,297	$2,022,177	$(8,357,749)	$(5,623,261)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$2,119,231	$(1,972,669)
Net loss from discontinued operations	-	197,251
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,694	22,967
Stock issued for services	-	6,000
Loss on extinguishment of debt	-	60,320
Amortization of debt discount	13,015	-
Gain on investment of subsidiary	-	(133,170)
(Gain) loss on derivative liabilities	(2,762,559)	1,623,455
Changes in operating assets and liabilities:
Accounts receivable	2,834	(29,597)
Prepaid expenses	3,120	2,422
Accounts payable	79,128	110,029
Accounts payable to related parties	(11,400)	-
Accrued liabilities	132,240	(1,582)
Interest payable	144,898	116,386
Interest payable to related parties	25,986	26,178
Operating cash flows from discontinued operations	-	(37,487)
Net cash used in operating activities	(244,813)	(9,497)

Cash flows from investing activities:
Investing activities of discontinued operations	-	(541)
Net cash flows from investing activities	-	(541)

Cash flows from financing activities:
Proceeds from convertible notes payable, net of discounts	130,000	-
Repayment of convertible notes payable, net of discounts	(15,500)	-
Proceeds from notes payable, net of discounts	132,500	-
Proceeds from advances	9,000	24,450
Financing activities of discontinued operations	-	5,500
Net cash provided by financing activities	256,000	29,950

Net change in cash	11,187	19,912
Cash and cash equivalents - beginning of period	919	35,968
Cash and cash equivalents - end of period	$12,106	$55,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Convertible notes payable issued for services	$165,000	$-
Intangible assets sold for reduction of convertible note - related parties	$-	$5,000
Conversion of notes payable into common stock	$228,471	$151,836
Conversion of notes payable into preferred stock series B	$1,595,226	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCREDITED SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Condensed Financial Statements

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited condensed financial statements should be read in conjunction with that report.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable consists of product sales to customers. Trade accounts receivable are generally due 30 days after issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on specific circumstances of the customer. At September 30, 2024, an allowance was not deemed necessary.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2020 remain open to examination by U.S. federal and state tax jurisdictions.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $1,227,987 at September 30, 2024, and used $244,813 in cash for operating activities for the nine months ended September 30, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern in the future.

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

Accordingly, (1) the Company’s Consolidated Balance Sheet as of September 30, 2024, and December 31, 2023, report PXS as discontinued operations, (2) the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for December 31, 2023, reflects the adjustment for the rescission of the PXS merger and (3) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2024 and 2023, reports PXS as discontinued operations.

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

NOTE 6 – NOTES PAYABLE

On March 26, 2021, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 8% Convertible Promissory Note, dated March 26, 2021, in the principal amount of $568,182. The note was funded by the Investor on March 26, 2021, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on March 26, 2022. The note is convertible into shares of the Company’s common stock beginning on the date which is 180 days from the date of the note, at a conversion price equal to 65% multiplied by the lowest closing bid price during the 20 trading day period ending on the last complete trading day prior to the date of conversion; provided, however, that the Investor may not convert the note to the extent that such conversion would result in the Investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. The beneficial ownership limitation may not be waived by the Investor. The note carries a prepayment penalty if the note is paid off in 30, 60, 90, 120, 150, or 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 112%, 115%, 118%, 125%, 130%, and 135% respectively. After the expiration of 180 days following the issue date, the Company shall have no right of prepayment. The financing required the Company to issue 65,000 shares of common stock to Leonite. This note was in default so default interest of 24.0% was in place along with penalties. On August 12, 2024, the Company exchanged 569 preferred Series B shares for $856,674 in principal and accrued default penalties and interest leaving a principal balance of $30,000. On September 13, 2024, the Company issued 38,000,000 shares of common stock pursuant to a conversion notice for $8,845 in principal. As of September 30, 2024 and December 31, 2023, the balance owed was $21,355 and $713,232 and accrued interest and penalties was $0 and $129,516, respectively.

On May 4, 2021, the Company entered into a securities purchase agreement with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 5% Convertible Redeemable Note, dated April 4, 2021, in the principal amount of $50,000. The note was funded by the investor on May 4, 2021, with the Company receiving funding of $50,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on May 4, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 65% multiplied by the lowest closing price during the 20 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.9% of the Company’s issued and outstanding common stock. The note carries a prepayment penalty if it is paid off in 180 days following the note date. The prepayment penalty is based on the then-outstanding principal at the time of payoff, plus accrued and unpaid interest, multiplied by 115% if prepaid within 60 days, 120% if prepaid from 61 days-120 days, and 125% if prepaid between 121 days-180 days of issuance. After the expiration of 180 days, the Company shall have no right of prepayment. This note was in default so default interest of 24.0% was in place. On August 12, 2024, the Company exchanged 50 preferred Series B shares for $29,980 in principal and accrued default penalties and interest leaving a principal balance of $30,000. From August 12, 2024 through September 30, 2024, the Company issued 200,000,000 shares of common stock pursuant to conversion notices for $30,000 in principal. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $31,950 and accrued interest and penalties was $0 and $31,923, respectively.

On October 5, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated October 5, 2021, in the principal amount of $275,000. The Jefferson Note included a $25,000 original issue discount, and was funded by the investor on October 13, 2021, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $20,000, receiving net funding of $230,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on August 20, 2022. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. This note was in default so default interest of 24.0% was in place along with penalties. On August 12, 2024, the Company exchanged 152 preferred Series B shares for $138,356 in principal and accrued default penalties and interest leaving a principal balance of $35,000. As of September 30, 2024 and December 31, 2023, the balance owed was $35,000 and $123,572 and accrued interest and penalties was $0 and $36,073, respectively.

On March 8, 2022, the Company amended and restated a convertible promissory note with Mr. Chumas. The original note was entered into on July 22, 2019 for $100,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. The note was in default. On August 12, 2024, the Company exchanged 100 preferred Series B shares for $156,654 in principal and accrued default penalties and interest. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $100,000 and accrued interest and penalties was $0 and $50,489, respectively.

On March 8, 2022, the Company amended and restated a convertible promissory note with JanBella Group, LLC. The original note was entered into on July 17, 2019 for $110,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. During the fiscal year ended December 31, 2023, JanBella converted $15,598 of the principal balance into the Company’s shares of common stock. The note was in default. On August 12, 2024, the Company exchanged 110 preferred Series B shares for $104,387 in principal and accrued default penalties and interest leaving a principal balance of $35,000. From August 27, 2024 through September 11, 2024, the Company issued 163,671,600 shares of common stock pursuant to conversion notices for $8,184 in principal. As of September 30, 2024 and December 31, 2023, the balance owed was $26,816 and $94,402 and accrued interest and penalties was $0 and $49,063, respectively.

On March 8, 2022, the Company amended and restated a convertible promissory note with Mr. Alessi. The original note was entered into on July 22, 2021 for $200,000. The amendment set the interest rate at 10.0% with the due date of October 31, 2022. The conversion price is the lower of (i) $0.001 (the “Fixed Conversion Price”) or, (ii) 50% of the lowest bid price during the forty-five (45) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date. During the fiscal year ended December 31, 2023, Mr. Alessi converted $20,300 of the principal balance into the Company’s shares of common stock. The note was in default. On August 12, 2024, the Company exchanged 200 preferred Series B shares for $264,625 in principal and accrued default penalties and interest. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $179,700 and accrued interest and penalties was $0 and $72,596, respectively.

On July 27, 2022, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated July 27, 2022, in the principal amount of $129,250. The Note was funded by 1800 Diagonal on August 1, 2022, with the Company receiving funding of $125,000, net of legal fees of $3,000 and a due diligence fee of $1,250. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on July 27, 2023. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following July 27, 2022, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after July 27, 2022; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $80,650 and accrued interest and penalties was $0 and $60,224, respectively.

On October 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with 1800 Diagonal Lending LLC, a Virginia limited partnership (“1800 Diagonal”), pursuant to which the Company agreed to issue to 1800 Diagonal a 9% Promissory Note (the “Note”), dated October 25, 2023, in the principal amount of $12,000. The Note was funded by 1800 Diagonal on October 25, 2023, with the Company receiving funding of $12,000. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Note matures 12 months after the date of the note on October 25, 2024. The Company has the right to repay the Note at a premium ranging from 115% to 125% of the face amount. After the 180th day following October 25, 2023, the Company has no right of repayment. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 61% of the market price of the Company’s common stock on the date of conversion, any time after the date that is 180 days after October 25, 2023; provided, however, that 1800 Diagonal may not convert the Note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s then-issued and outstanding common stock. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $12,000 and accrued interest was $0 and $198, respectively.

On April 19, 2024, the Company entered into a securities purchase agreement (the “Jefferson”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 18% Promissory Note (the “Jefferson Note”), dated April 19, 2024, in the principal amount of $10,000. The Jefferson includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matured on April 19, 2024 and was in default. On August 12, 2024, the Company exchanged 10 preferred Series B shares for $10,567 in principal and accrued default penalties and interest. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $0 and accrued interest and penalties was $0 and $0, respectively.

On April 19, 2024, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 18% Promissory Note, dated April 19, 2024, in the principal amount of $25,000. The note was funded by the Investor on April 19, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $5,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on April 19, 2025. On August 12, 2024, the Company exchanged 25 preferred Series B shares for $26,418 in principal and accrued default penalties and interest. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $0 and accrued interest and penalties was $0 and $0, respectively.

On July 10, 2024, the Company entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”) pursuant to which the Company agreed to issue to the Investor an 18% Promissory Note, dated July 10, 2024, in the principal amount of $6,000. The note was funded by the Investor on July 10, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $1,000. The securities purchase agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The note matures 12 months after the date of the note on July 10, 2025. As of September 30, 2024 and December 31, 2023, the balance owed was $6,000 and $0 and accrued interest was $243 and $0, respectively.

On July 11, 2024, the Company entered into a securities purchase agreement (the “Jefferson SPA”) with Jefferson Street Capital, LLC, a New Jersey limited liability company, pursuant to which the Company agreed to issue to the investor a 10% Convertible Redeemable Promissory Note (the “Jefferson Note”), dated July 11, 2024, in the principal amount of $7,500. The Jefferson Note included a $2,500 original issue discount, and was funded by the investor on July 11, 2024, and on such date pursuant to the Jefferson Note, the Company reimbursed the investor for loan fees of $2,500, receiving net funding of $5,000. The Jefferson SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Jefferson Note matures on April 11, 2025. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to 75% multiplied by the lowest closing bid price during the 10 trading day period prior to the date of conversion (and including the conversion date); provided, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. On August 12, 2024, the Company exchanged 1 preferred Series B share for $7,566 in principal and accrued default interest. As of September 30, 2024 and December 31, 2023, the balance owed was $0 and $0 and accrued interest was $0 and $0, respectively.

On July 31, 2024, the Company entered into a securities purchase agreement (the “Metrospaces”) with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor an 8% Promissory Note (the “Metrospaces Note”), dated July 31, 2024, in the principal amount of $22,000. The note was funded by the Investor on July 31, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,000. The Metrospaces Note includes customary representations, warranties and covenants by the Company and customary closing conditions. The Metrospaces Note matures on December 31, 2024. The Company has made payments of $1,750 towards this note. As of September 30, 2024 and December 31, 2023, the balance owed was $20,250 and $0 and accrued interest was $368 and $0, respectively.

On August 9, 2024, the Company entered into a securities purchase agreement (the “Metrospaces”) with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor an 8% Promissory Note (the “Metrospaces Note”), dated August 9, 2024, in the principal amount of $27,500. The note was funded by the Investor on August 9, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $2,500. The Metrospaces Note includes customary representations, warranties and covenants by the Company and customary closing conditions. The Metrospaces Note matures on December 31, 2024. As of September 30, 2024 and December 31, 2023, the balance owed was $27,500 and $0 and accrued interest was $392 and $0, respectively.

On August 14, 2024, the Company entered into a securities purchase agreement (the “AES Capital SPA”) with AES Capital Management, LLC, a Nevada corporation, pursuant to which the Company agreed to issue to the investor a 8% Convertible Redeemable Promissory Note (the “AES Capital Note”), dated August 14, 2024, in the principal amount of $12,000. The AES Capital SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The AES Capital Note matures on August 14, 2025. The note is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0007 per share, however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 9.99% of the Company’s issued and outstanding common stock. As of September 30, 2024 and December 31, 2023, the balance owed was $12,000 and $0 and accrued interest was $124 and $0, respectively.

On August 16, 2024, the Company entered into a securities purchase agreement (the “Metrospaces”) with Metrospaces, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor an 8% Promissory Note (the “Metrospaces Note”), dated August 16, 2024, in the principal amount of $52,250. The note was funded by the Investor on August 16, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $4,750. The Metrospaces Note includes customary representations, warranties and covenants by the Company and customary closing conditions. The Metrospaces Note matures on December 31, 2024. As of September 30, 2024 and December 31, 2023, the balance owed was $52,250 and $0 and accrued interest was $644 and $0, respectively.

On August 29, 2024, the Company entered into a securities purchase agreement (the “Apollo SPA”) with Apollo Management Group, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 12% Convertible Redeemable Promissory Note (the “Apollo Note”), dated August 29, 2024, in the principal amount of $60,000. The Apollo SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Apollo Note matures on August 29, 2025. The note is convertible into shares of the Company’s common stock at any time at a variable conversion price that equals the lesser of (i) 40% multiplied by the lowest Trading Price (as defined below) during the previous thirty (30) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 60%) or (ii) 40% multiplied by the Market Price (as defined herein) (representing a discount rate of 60%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date; provided however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. As of September 30, 2024 and December 31, 2023, the balance owed was $60,000 and $0 and accrued interest was $631 and $0, respectively.

On August 29, 2024, the Company entered into a convertible promissory note with JanBella Group, LLC. in the principal amount of $42,000. The note has an 8% interest rate and matures on August 29, 2025. The note was funded by the Investor on August 29, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $7,000. The conversion price is 25% of the closing market price of the trading day immediately preceding the date of conversion. As of September 30, 2024 and December 31, 2023, the balance owed was $42,000 and $0 and accrued interest was $295 and $0, respectively.

On September 9, 2024, the Company entered into a securities purchase agreement (the “Apollo SPA”) with Apollo Management Group, Inc., a Florida corporation, pursuant to which the Company agreed to issue to the investor a 12% Convertible Redeemable Promissory Note (the “Apollo Note”), dated September 9, 2024, in the principal amount of $22,000. The Apollo SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The Apollo Note matures on September 8, 2025. The note is convertible into shares of the Company’s common stock at any time at a variable conversion price that equals the lesser of (i) 40% multiplied by the lowest Trading Price (as defined below) during the previous thirty (30) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 60%) or (ii) 40% multiplied by the Market Price (as defined herein) (representing a discount rate of 60%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date; provided however, that the investor may not convert the note to the extent that such conversion would result in the investor’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock. As of September 30, 2024 and December 31, 2023, the balance owed was $22,000 and $0 and accrued interest was $152 and $0, respectively.

On September 10, 2024, the Company entered into a convertible promissory note with JanBella Group, LLC. in the principal amount of $18,000. The note has an 8% interest rate and matures on September 10, 2025. The note was funded by the Investor on September 10, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $3,000. The conversion price is 25% of the closing market price of the trading day immediately preceding the date of conversion. As of September 30, 2024 and December 31, 2023, the balance owed was $18,000 and $0 and accrued interest was $79 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

In February 2023 through June 2023, a former officer and director of the Company, Eric Newlan (then an officer and director of the Company) made advances on behalf of the Company in the total amount of $14,100, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Newlan are due on demand and bear no interest.

From July 2023 through December 2023, Mr. Allessi, while the Company’s controlling shareholder, made advances on behalf of the Company in the total amount of $15,350, which amounts were used to pay operating expenses of the Company. During the nine months ended September 30, 2024, Mr. Alessi made advances amounting to $9,000 more for operating funds. The amounts loaned by Mr. Alessi are due on demand and bear no interest. Based on the transaction noted above, Mr. Alessi is no longer a related party.

During the nine months ended September 30, 2024, an officer and director of the Company, Eduardo Brito, made advances on behalf of the Company in the total amount of 12,350, which amounts were used to pay operating expenses of the Company. The amounts loaned by Mr. Brito are due on demand and bear no interest. As of September 30, 2024, these advances have been paid in full.

On September 4, 2024, the Company entered into four convertible promissory notes with employees and officers of the Company in the principal amount of $165,000 for services rendered to the Company. The notes have an 8% interest rate and mature on September 4, 2025. The conversion price is 25% of the closing market price of the trading day immediately preceding the date of conversion. As of September 30, 2024 and December 31, 2023, the balance owed was $165,000 and $0 and accrued interest was $940 and $0, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of September 30, 2024. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Binomial valuation model.

For the nine months ended September 30, 2024, the assumptions utilized in estimating fair values of the liabilities measured on a recurring basis are as follows:

Nine months ended
September 30, 2024
Expected term	0.25 – 0.95 years
Expected average volatility	358.45–377.79%
Expected dividend yield	-
Risk-free interest rate	3.98–4.73%

The fair value measurements of the derivative liabilities at September 30, 2024, are summarized:

Total	Level 1	Level 2	Level 3
$532,257	$-	$-	$532,257

The fair value measurements of the derivative liabilities at December 31, 2023, is summarized:

Total	Level 1	Level 2	Level 3
$3,294,816	$-	$-	$3,294,816

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of the date of this filing, the Company did not have any legal actions pending against it.

Commitments

None

NOTE 10 – CAPITAL STOCK

The Company has 30,000,000 shares of Preferred Stock authorized with 15,000 shares designated as Series A Preferred Stock, of which 14,000 is currently issued and outstanding.

On August 8, 2024, the Company filed with the State of Nevada a Certificate of Designation which established a Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

On August 12, 2024, the Company issued 1,217 shares of Series B Preferred Stock under exchange agreements for $1,595,226 in convertible debt. In accordance with ASC 480-10, since the Series B Preferred Stock shares are convertible into common stock at a variable conversion price, these shares need to be reported and disclosed as mezzanine equity.

A summary description of the Series B Preferred Stock, including the redemption and related provisions, is set forth below.

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

During the nine months ended September 30, 2024, the Company issued 725,714,149 shares of common stock to 1800 Diagonal Lending, LLC for conversion of $163,311 in convertible debt.

During the nine months ended September 30, 2024, the Company issued 537,461,538 shares of common stock to Metrospaces, Inc. for conversion of $69,870 in convertible debt.

During the nine months ended September 30, 2024, the Company issued 272,261,600 shares of common stock to JanBella Group, LLC for conversion of $19,043 in convertible debt.

During the nine months ended September 30, 2024, the Company issued 146,483,398 shares of common stock to Leonite Capital, LLC for conversion of $22,748 in convertible debt.

During the nine months ended September 30, 2024, the Company issued 75,000,000 shares of common stock to Jefferson Street Capital, LLC for conversion of $7,500 in convertible debt.

NOTE 11 – DISCONTINUED OPERATIONS

In May 2023, the Company decided to discontinue operations of its subsidiary, Petro X Solutions (PXS). Effective June 1, 2023, the PXS acquisition was rescinded and it ceased being a subsidiary of the Company.

In accordance with the provisions of ASC 205-20, the Company reported no assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets for September 30, 2024 and December 31, 2023.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the three and nine months ended September 30, 2024 and 2023, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

Three Months Ended
	September 30, 2024	September 30, 2023
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	-
	-	-
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	-

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	-
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$-

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net sales	$-	$-
Cost of sales	-	5,038
Gross profit	-	(5,038)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	192,213
	-	192,213
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(197,251)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(197,251)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(197,251)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the nine months ended September 30, 2024 and 2023, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	Nine Months Ended
	September 30, 2024	September 30, 2023
DISCONTINUED OPERATING ACTIVITIES
Net loss	$-	$(197,251)
Prepaid expenses and other current assets	-	225,390
Accounts payable and accrued liabilities	-	(65,626)
Net cash provided by operating activities of discontinued operations	$-	$(37,487)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Net cash held in discontinued operations	$-	$(541)
Net cash used in investing activities of discontinued operations	$-	$(541)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from related party advances	$-	$5,500
Net cash used in financing activities of discontinued operations	$-	$5,500

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below.

On October 29, 2024, the Company entered into a convertible promissory note with JanBella Group, LLC. in the principal amount of $72,000. The note has an 8% interest rate and matures on August 29, 2025. The note was funded by the Investor on October 29, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $12,000. The conversion price is 50% of the closing market price of the trading day immediately preceding the date of conversion.

On October 30, 2024, the Company issued 121,500,000 shares of common stock to JanBella Group (a non-affiliate at the time of the transaction) for conversion of $18,225 in principal on convertible debt.

On November 12, 2024, the Company issued 39,000,000 shares of common stock to Metrospaces, Inc. pursuant to a conversion on convertible debt.

On November 15, 2024, the Company issued 57,276,133 shares of common stock to JanBella Group (a non-affiliate at the time of the transaction) for conversion of $8,591 in principal on convertible debt.

On December 3, 2024, the Company entered into a convertible promissory note with Apollo Management Group, Inc. in the principal amount of $38,500. The note has an 12% interest rate and matures on December 3, 2025. The note was funded by the Investor on December 3, 2024, and on such date pursuant to the securities purchase agreement, the Company reimbursed the Investor for expenses for legal fees and due diligence of $3,500. The conversion price is 60% of the closing market price of the during the previous 30 trading days immediately preceding the date of conversion.

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

Results of Operations

For the Three Months Ended September 30, 2024, compared to the three months ended September 30, 2023

Revenues

We had $241,136 and $164,515 of revenue for the three months ended September 30, 2024 and 2023, respectively. Revenue was lower in 2024 as a result of management focusing on revamping the operations and getting sales force and processes dialed in for future growth along with an aggressive marketing campaign in 2024.

Cost of Sales

We had $189,824 and $121,616 of cost of sales and a gross profit of $51,312 and $42,899 for the three months ended September 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 and 2023, were $426,497 and $77,195 respectively. The increase in operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is due primarily to increased advertising and marketing expense and consulting expense.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2024 and 2023, were $4,647,187 and ($216,675), respectively. The difference was caused by the change in the derivative liabilities of $4,683,044 and ($169,306) for the three months ended September 30, 2024 and 2023.

Net Loss

Net income (loss) from continuing operations for the three months ended September 30, 2024 and 2023, was $4,272,002 and ($250,971), respectively. Net loss from discontinued operations for the three months ended September 30, 2024 and 2023, was $0 and $0, respectively. Net income (loss) for the three months ended September 30, 2024 and 2023, was $4,272,002 and ($250,971), respectively.

For the Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023

Revenues

We had $452,837 and $543,116 of revenue for the nine months ended September 30, 2024 and 2023, respectively. Revenue was lower in 2024 as a result of management focusing on revamping the operations and getting sales force and processes dialed in for future growth. The Company began an advertising and marketing campaign during the third quarter of 2024.

Cost of Sales

We had $362,881 and $414,646 of cost of sales and a gross profit of $89,956 and $128,470 for the nine months ended September 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 and 2023, were $549,384 and $210,967, respectively. The increase in expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is due primarily to increased advertising and marketing expense and consulting expense.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2024 and 2023, were $2,578,659 and ($1,693,169), respectively. The difference was caused by the change in the derivative liabilities of $2,762, 559 and ($1,623,455) for the nine months ended September 30, 2024 and 2023.

Net Loss

Net income (loss) from continuing operations for the nine months ended September 30, 2024 and 2023, was $2,119,231 and ($1,775,418), respectively. Net loss from discontinued operations for the nine months ended September 30, 2024 and 2023, was $0 and $197,251, respectively. Net income (loss) for the nine months ended September 30, 2024 and 2023, was $2,119,231 and ($1,972,669), respectively.

Liquidity and Capital Resources

We had cash used in operations of $244,813 the nine months ended September 30, 2024, compared to $9,497 for the nine months ended September 30, 2023.

We had cash used in investing activities of $0 and $541 for the three months ended September 30, 2024 and 2023, respectively.

We had cash provided by financing activities of $256,000 for the nine months ended September 30, 2024, compared to cash provided by financing activities of $29,950 for the nine months ended September 30, 2023.

As of September 30, 2024, the Company had cash and cash equivalents of $12,106. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, inventory purchases, legal and accounting fees.

As of September 30, 2024, the Company has primarily been funded by the advances from related parties and convertible notes. As of September 30, 2024, the Company had received related party advances of $9,000, funds from notes payable totaling $132,500, net of discounts, and funds from convertible notes payable totaling $130,000, net of discounts, respectively.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, the Company had a working capital deficit of $1,227,987 at September 30, 2024, a net income of $2,119,231 for the nine months ended September 30, 2024, and $244,813 of cash used in operating activities for the nine months ended September 30, 2024, which raises substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of the interim financial statements.

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

ACCREDITED SOLUTIONS, INC.

Date: December 04, 2024	/s/ Rodney Sperry
Rodney Sperry
Chief Financial Officer

